Form 10-Q
period 1997-09-30
GROUP MAINTENANCE AMERICA CORP
filed 1997-11-14
CIK 1039690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 1-13565

                               ----------------

                        GROUP MAINTENANCE AMERICA CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                  76-0535259
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER-IDENTIFICATION NO.)

                         8 GREENWAY PLAZA, SUITE 1500
                             HOUSTON, TEXAS 77046
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 860-0100

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [_]   No  [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $0.001 per share; 9,486,395 shares outstanding as of October 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARAIES
                            (FORMERLY AIRTRON, INC.)

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
       General Information................................................    1
       Consolidated Condensed Balance Sheets..............................    2
       Consolidated Condensed Statements of Operations....................    3
       Consolidated Condensed Statements of Cash Flows....................    5
       Notes to Unaudited Consolidated Condensed Financial Statements.....    6
  Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................    7
PART II OTHER INFORMATION
  Item 1. Legal Proceedings...............................................    *
  Item 2. Changes in Securities...........................................   11
  Item 3. Defaults Upon Senior Securities.................................    *
  Item 4. Submission of Matters to a Vote of Security Holders Item........   11
  Item 5. Other Information...............................................    *
  Item 6. Exhibits and Reports on Form 8-K................................   12

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

  Group Maintenance America Corp. ("GroupMAC Parent") was incorporated as a Texas corporation in October 1996 to build a national company providing heating, ventilation and air conditioning ("HVAC"), plumbing and electrical services. Effective April 30, 1997, GroupMAC Parent entered into an Agreement and Plan of Exchange (the "Agreement") with Airtron, Inc. ("Airtron"). Pursuant to the Agreement, GroupMAC Parent exchanged cash, preferred stock and common stock for all of the then outstanding shares of Airtron. For accounting purposes, the Agreement was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC Parent, due to the fact that the former shareholders of Airtron then owned a majority of GroupMAC Parent's common stock. The consolidated financial statements for the periods prior to the acquisition only include the accounts of Airtron. The cash paid to the Airtron shareholders, net of existing liabilities to former shareholders, has been treated as a distribution to the Airtron shareholders. The consolidated group of companies are collectively referred to herein as the "Company".

  Since the date of the Agreement and prior to November 13, 1997, the Company acquired, in separate transactions, ten additional residential or commercial service companies (together with Airtron, the "Pre-Offering Companies"), through a combination of cash, common stock and preferred stock of the Company. The acquisitions of the Pre-Offering Companies were accounted for as purchase business combinations, with the results of operations included in the Company's financial statements from the effective date of the acquisition.

  On November 13, 1997, the Company acquired simultaneously with the closing of the initial public offering (the "Offering") of its common stock, par value $0.001 per share (the "Common Stock"), 13 companies (the "Offering Acquisition Companies" and, together with the Pre-Offering Companies, the "Founding Companies"). The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 1997 and 1996 utilize the Offering Acquisition Companies' and the Pre-Offering Companies' actual financial statements and certain assumptions that management deems reasonable and appropriate. The following is a listing of the Founding Companies:

                                                               HEADQUARTERS
PRE-OFFERING COMPANIES                        YEAR FOUNDED       LOCATION
----------------------                        ------------ --------------------
Airtron, Inc.                                     1970     Dayton, OH
K&N Plumbing, Heating, and Air Conditioning,
 Inc.                                             1978     Arlington, TX
A-ABC Appliance, Inc./A-1 Appliance & Air
 Conditioning, Inc.                               1976     Dallas, TX
Sibley Services, Incorporated                     1974     Memphis, TN
Hallmark Air Conditioning, Inc.                   1951     Houston, TX
Charlie Crawford, Inc. (dba "Charlie's
 Plumbing")                                       1979     Houston, TX
Costner Brothers, Inc.                            1985     Rock Hill, SC
AA JARL, Inc. (dba "Jarrell Plumbing")            1957     Houston, TX
Way Residential                                   1977     Houston, TX
Callahan Roach & Associates                       1989     Colorado Springs, CO
United Service Alliance, L.C.                     1988     Lakewood, CO
OFFERING ACQUISITION COMPANIES
------------------------------
MacDonald-Miller Industries, Inc.                 1965     Seattle, WA
Masters, Inc.                                     1986     Gaithersburg, MD
Linford Service Company                           1960     Oakland, CA
Yale Incorporated                                 1939     Minneapolis, MN
Central Carolina Air Conditioning Company         1967     Greensboro, NC
Willis Refrigeration, Air Conditioning &
 Heating, Inc.                                    1954     Cincinnati, OH
Paul E. Smith Co., Inc.                           1967     Indianapolis, IN
Southeast Mechanical Service, Inc.                1979     Hollywood, FL
Van's Comfortemp Air Conditioning, Inc.           1965     Delray Beach, FL
Arkansas Mechanical Services, Inc.                1988     Little Rock, AR
Mechanical Services, Inc.                         1993     Little Rock, AR
All Service Electric, Inc.                        1990     Jacksonville, FL
Evans Services, Inc.                              1901     Birmingham, AL

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                            (FORMERLY AIRTRON, INC.)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                        PRO FORMA
                                        SEPTEMBER 30, SEPTEMBER 30, FEBRUARY 28,
                                            1997          1997          1997
                                        ------------- ------------- ------------
                                         (UNAUDITED)   (UNAUDITED)
                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........     $ 7,801      $ 15,325      $ 4,339
  Accounts receivable.................      15,058        41,815        7,811
  Inventories.........................       5,344         8,724        3,354
  Costs and estimated earnings in
   excess of billings on uncompleted
   contracts..........................         119         3,229           13
  Prepaid expenses and other current
   assets.............................         859         2,458          359
  Deferred tax assets.................       1,575         1,575          765
  Refundable income taxes.............         --             88        3,236
                                           -------      --------      -------
   Total current assets...............      30,756        73,214       19,877
PROPERTY AND EQUIPMENT, net...........       5,658        11,155        1,289
GOODWILL, net.........................      27,992        79,638          --
DEFERRED TAX ASSET....................      10,095        10,291        3,195
OTHER NONCURRENT ASSETS...............       6,655         3,021        2,792
                                           -------      --------      -------
   Total assets.......................     $81,156      $177,319      $27,153
                                           =======      ========      =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
               (DEFICIT)
CURRENT LIABILITIES:
  Short-term borrowings and current
   maturities of long-term debt.......     $ 3,561      $  3,178      $   149
  Accounts payable and accrued
   expenses...........................      15,032        30,618       10,647
  Due to related parties..............       1,687           --           --
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts..........................       1,757         4,469        1,469
  Deferred service contract revenue...       1,779         3,150          739
  Income taxes payable................       1,580         1,926          536
  Other current liabilities...........       2,026         1,091          --
                                           -------      --------      -------
   Total current liabilities..........      27,422        44,432       13,540
LONG-TERM DEBT, net of current
 maturities...........................      28,482           --         1,141
COMPENSATION AND BENEFITS PAYABLE.....         --            --         5,831
DUE TO SHAREHOLDERS...................       9,745         9,745          --
OTHER LONG-TERM LIABILITIES...........         916         1,033          650
COMMITMENTS AND CONTINGENCIES.........         --            --           --
REDEEMABLE PREFERRED STOCK AND RELATED
 WARRANTS.............................      19,271           --           --
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value;
   100,000 shares authorized; 9,486,
   19,963, and 4,652 shares issued and
   outstanding, respectively..........           9            20            5
  Additional paid-in capital..........      28,980       155,757        2,646
  Retained earnings (deficit).........     (33,669)      (33,668)       3,340
                                           -------      --------      -------
   Total shareholders' equity
    (deficit).........................      (4,680)      122,109        5,991
                                           -------      --------      -------
   Total liabilities and shareholders'
    equity............................     $81,156      $177,319      $27,153
                                           =======      ========      =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                            (FORMERLY AIRTRON, INC.)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER
                                                            30,
                                              ---------------------------------
                                                HISTORICAL         PRO FORMA
                                              ----------------  ---------------
                                               1997     1996     1997    1996
                                              -------  -------  ------- -------
REVENUES .................................... $39,382  $22,869  $86,380 $81,299
COST OF SERVICES ............................  28,290   16,466   65,681  61,719
                                              -------  -------  ------- -------
  Gross profit ..............................  11,092    6,403   20,699  19,580
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
 ............................................   8,481    4,542   14,640  12,866
AMORTIZATION OF GOODWILL.....................     173      --       473     473
                                              -------  -------  ------- -------
    Income from operations ..................   2,438    1,861    5,586   6,241
OTHER INCOME (EXPENSE):
  Interest expense ..........................    (740)      (2)     --      --
  Interest income ...........................      91       38      113      68
  Other .....................................      38       (2)     100      29
                                              -------  -------  ------- -------
    Income before income tax provision.......   1,827    1,895    5,799   6,338
INCOME TAX PROVISION ........................     802      762    2,510   2,718
                                              -------  -------  ------- -------
NET INCOME................................... $ 1,025  $ 1,133  $ 3,289 $ 3,620
                                              =======  =======  ======= =======
  WEIGHTED AVERAGE SHARES OUTSTANDING........ (9,576)    5,172   20,163  20,163
                                              =======  =======  ======= =======
  NET INCOME PER COMMON SHARE................ $ (.11)  $  0.22  $  0.16 $  0.18
                                              =======  =======  ======= =======


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                            (FORMERLY AIRTRON, INC.)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           SEVEN MONTHS
                                          ENDED SEPTEMBER   NINE MONTHS ENDED
                                                30,           SEPTEMBER 30,
                                          ----------------  ------------------
                                            HISTORICAL          PRO FORMA
                                          ----------------  ------------------
                                           1997     1996      1997      1996
                                          -------  -------  --------  --------
REVENUES ................................ $70,468  $48,826  $244,321  $232,695
COST OF SERVICES ........................  50,977   35,392   187,040   179,636
                                          -------  -------  --------  --------
  Gross profit ..........................  19,491   13,434    57,281    53,059
SELLING, GENERAL AND ADMINISTRATIVE EX-
 PENSES .................................  14,639   10,003    41,618    36,934
AMORTIZATION OF GOODWILL.................     204      --      1,419     1,419
COMPENSATION EXPENSE FROM REVERSE ACQUI-
 SITION..................................   6,978      --        --        --
                                          -------  -------  --------  --------
    Income (loss) from operations .......  (2,330)   3,431    14,244    14,706
OTHER INCOME (EXPENSE):
  Interest expense ......................  (1,093)     (40)      (63)      (62)
  Interest income .......................     184       58       357       169
  Other .................................      41       22       608       269
                                          -------  -------  --------  --------
    Income before income tax provision...  (3,198)   3,471    15,146    15,082
INCOME TAX PROVISION ....................   1,602    1,396     6,627     6,594
                                          -------  -------  --------  --------
NET INCOME (LOSS)........................ $(4,800) $ 2,075  $  8,519  $  8,488
                                          =======  =======  ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING...... (9,086)    5,172    20,163    20,163
                                          =======  =======  ========  ========
NET INCOME PER COMMON SHARE.............. $  (.53) $  0.40  $   0.42  $   0.42
                                          =======  =======  ========  ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                            (FORMERLY AIRTRON, INC.)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              SEVEN MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                              1997       1996
                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).......................................  $   (4,800) $  2,075
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization.........................         724        60
   Deferred income taxes.................................          64       --
   Non-cash compensation expense from reverse
    acquisition..........................................       6,978       --
   Changes in operating assets and liabilities, net of
    effect of acquisitions accounted for as purchases:
    (Increase) decrease in -
     Accounts receivable.................................        (905)   (3,073)
     Inventories.........................................        (207)    1,184
     Costs and estimated earnings in excess of billings
      on uncompleted contracts...........................         (51)       36
     Prepaid expenses and other current assets...........         367        25
     Refundable income taxes.............................       3,324       --
     Other noncurrent assets.............................      (2,228)       12
    Increase (decrease) in -
     Accounts payable....................................         907       429
     Accrued expenses....................................      (1,906)      975
     Billings in excess of costs and estimated earnings
      on uncompleted contracts...........................         215       427
     Deferred service contract revenue...................         124        27
     Income tax payable..................................         850    (1,000)
     Other current liabilities...........................       1,628        35
     Compensation and benefits payable...................          (9)   (1,082)
     Other long-term liabilities.........................         120       --
                                                           ----------  --------
     Net cash provided by operating activities...........       5,195       130
                                                           ----------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for acquisitions, net of cash acquired of
  $1,787.................................................      (8,852)      --
 Deferred acquisition costs..............................        (261)      --
 Purchases of property and equipment.....................      (1,536)      (34)
                                                           ----------  --------
     Net cash used in investing activities...............     (10,649)      (34)
                                                           ----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt............................      32,500       --
 Payments of long-term debt..............................      (5,155)      --
 Deferred offering costs.................................      (4,248)      --
 Proceeds from issuance of stock.........................       6,186       --
 Distributions to shareholders...........................     (20,367)      --
                                                           ----------  --------
     Net cash provided by financing activities...........       8,916       --
                                                           ----------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS................       3,462        96
CASH AND CASH EQUIVALENTS, beginning of period...........       4,339     1,774
                                                           ----------  --------
CASH AND CASH EQUIVALENTS, end of period.................  $    7,801  $  1,870
                                                           ==========  ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                        GROUP MAINTENANCE AMERICA CORP.
                           (FORMERLY AIRTRON, INC.)

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  1. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, which include only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Registration Statement on Form S-1 as amended (Registration No. 333-34067), filed with the Securities and Exchange Commission in connection with the Offering (the "Registration Statement").

  2. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents. Stock options are regarded as common stock equivalents and are therefore considered in net income per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. Primary and fully diluted shares are the same.

  The following table summarizes weighted average shares outstanding for each of the historical periods presented (in thousands):

                                                     THREE MONTHS  SEVEN MONTHS
                                                         ENDED         ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                     ------------- -------------
                                                      1997   1996   1997   1996
                                                     ------ ------ ------ ------
Shares issued in the acquisition of Airtron........   4,652  5,172  4,652  5,172
Group Maintenance America Corp. shares outstanding,
 excluding acquisitions............................   3,563    --   3,126    --
Shares issued for the acquisition of the Pre-
 Offering Companies................................   1,193    --   1,142    --
Stock options, net of assumed repurchase of common
 shares as treasury stock..........................     168    --     166    --
                                                     ------ ------ ------ ------
                                                      9,576  5,172  9,086  5,172
                                                     ====== ====== ====== ======

  The following table summarizes weighted average shares estimated to be outstanding for each of the pro forma periods presented (in thousands):

Shares issued in the Offering............................................  7,500
Shares issued under a subscription agreement dated October 24, 1996......  2,600
Shares issued to the Pre-Offering Companies..............................  6,066
Shares to be issued to the Offering Acquisition Companies................  2,769
Shares issued to the Founding Management and Directors...................  1,028
Incremental effect of options and warrants on shares outstanding.........    200
                                                                          ------
                                                                          20,163
                                                                          ======

  3. On November 13, 1997, the Company completed the Offering, which involved the sale of 7,500,000 shares of Common Stock at a price to the public of $14.00 per share. The net proceeds from the Offering (after deducting underwriting discounts and commissions and offering expenses) were approximately $92.2 million. Of this amount, $31.6 million has or will be used to pay the cash portion of the purchase prices relating to the acquisitions of the GroupMAC Companies, $41.0 to repay corporate indebtedness and debt assumed in connection with the acquisition of the Offering Acquisition Companies and $19.3 million to retire all of the then outstanding preferred stock. As of the date of this Quarterly Report, the underwriters have not exercised their overallotment option for 1,125,000 shares of Common Stock at $14.00 per share (which would represent net proceeds to the Company of $14.6 million after underwriting discounts and commissions).

  4. On August 16, 1997, the Company's Board of Directors approved a 1-for-2.5 reverse stock split on the Company's common stock. All share and per share data included in this Form 10-Q have been restated to reflect the stock split. The Group Maintenance America Corp. 1997 Stock Awards Plan (the "Stock Awards Plan") was adopted by the Company's Board of Directors to further promote and align the interests of Directors, Key Employees and other persons providing services to the Company with those of its shareholders. Pursuant to this plan and a stock option plan for non-management employees, the Company intends to grant options to purchase up to 1,899,581 shares of Common Stock at an exercise price equal to the initial public offering price of $14.00 per share.

  5. The acquisition of the Group MAC Companies included in the accompanying financial statements are accounted for under the purchase method. Purchase price consideration is subject to final adjustment. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information becomes available.

                                     6--1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are identified by the use of the following forward-looking words and phrases, such as: "believes," "expects," "anticipates," and "intends." These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth on the statements. Among the factors that could cause results to differ materially from current expectations are: (i) the general political, economic and competitive conditions in markets where the Company and its subsidiaries operate; (ii) changes in capital availability or costs; (iii) decreases in demand for the Company's services and the resulting negative impact on the Company's revenues and margins from such products; (iv) employee workforce factors; (v) the Company's ability to integrate the operations of acquired businesses quickly and in a cost-effective manner; and (vi) the timing and occurrence (or non-occurrence) of transactions and events, which may be subject to circumstances beyond the Company's control.

GENERAL

  The Company's revenues are derived from providing new installation services and maintenance, repair and replacement services for HVAC, plumbing, electrical and other systems to residential and commercial customers. Approximately 54% of the Company's pro forma combined 1996 revenues of $307.5 million were derived from new installation services and 46% were attributable to maintenance, repair and replacement services. Maintenance, repair and replacement revenues are recognized as the services are performed, except for service contract revenue which is recognized ratably over the life of the contract. Revenues from fixed price installation and retro-fit contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method.

  Cost of services consists primarily of components, parts and supplies related to the Company's new installation and maintenance, repair and replacement services, salaries and benefits of service and installation technicians, subcontracted services, depreciation, fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for owners, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees. Certain owners and certain key employees of the Founding Companies have agreed to reductions totaling $7.3 million and $6.6 million during the nine months ended September 30, 1997 and 1996, respectively, in their compensation and related benefits in connection with their acquisition by the Company, which have been reflected as a pro forma adjustment in the unaudited pro forma consolidated condensed statements of operations. Such reductions in salaries, bonuses and benefits are in accordance with the terms of employment agreements.

  The Company's diversified business mix is reflected to varying degrees in its gross margins. The Company's businesses performing primarily maintenance, repair and replacement services in the residential markets tend to have higher gross margins, averaging 37.4% for fiscal 1996. The combined gross margin for the Founding Companies providing primarily maintenance, repair and replacement services in the commercial markets during fiscal 1996 was 27.2%. On the average, the Founding Companies primarily engaged in residential new installation services have lower gross margins. Such companies' combined gross margin for fiscal 1996 was 21.2%. The company primarily providing HVAC services in the residential new installation market had a gross margin of 28.5%, which was somewhat offset by the companies providing primarily plumbing service to this market at gross margins ranging from 10.0% to 14.7%. Future consolidated gross margins may vary depending on, among other things, shifts in the business mix within the Founding Companies as well as the impact of future acquisitions on the business mix.

  The Company believes that it will, and in certain cases has already begun to, realize savings from (i) greater volume discounts from suppliers of components, parts and supplies; (ii) consolidation of insurance and bonding programs; (iii) other general and administrative expenses such as training and advertising; and (iv) the Company's ability to borrow at lower interest rates than most, if not all, of the GroupMAC Companies. Offsetting these savings will be costs related to the Company's new corporate management, costs associated with being a public company and integration costs.

  The pro forma financial information and the following discussion for the three and nine months ended September 30, 1997 and 1996 include the results of Airton combined with the results of the other Founding Companies. The pro forma combined financial data discussed below include the effects of (i) the acquisition of the Founding Companies (ii) the Offering, (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they have agreed prospectively and (iv) the amortization of goodwill resulting from the acquisition of the Founding Companies.

  The pro forma adjustments are based on preliminary estimates, available information and certain assumptions that management deems appropriate and may be revised as additional information becomes available. The acquisitions of the Founding Companies are subject to certain working capital and long-term debt adjustments, of which an estimate is reflected in the pro forma adjustments. The pro forma combined financial data do not purport to represent what the Company's financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since the pending and completed acquisitions have not historically been under common control or management, historical pro forma combined results may not be indicative of or comparable to future performance. The unaudited pro forma consolidated condensed financial statements should be read in conjunction with other financial statements and notes thereto included in the Registration Statement.

RESULTS OF OPERATIONS

 Pro Forma Three Months Ended September 30, 1997 Compared to Pro Forma Three Months Ended September 30, 1996

  Revenues. Pro forma revenues increased $5.1 million, or 6.3%, to $86.4 million for the three months ended September 30, 1997 from $81.3 million for the three months ended September 30, 1996. The increase in pro forma revenues was primarily volume driven and was attributable to incremental business from existing residential new installation customers in the Washington, D.C. area, obtaining a new supermarket chain as a client and attaining increased pricing in the California commercial markets and incremental construction business from existing customers and further market penetration in the commercial service sector in Minnesota.

  Gross Profit. Pro forma gross profit increased $1.1 million, or 5.6%, to $20.7 million for the three months ended September 30, 1997 from $19.6 million for the three months ended September 30, 1996. Pro forma gross profit margin remained constant at approximately 24% for the three month periods ended September 30, 1997 and 1996. The increase in pro forma gross profit was primarily attributable to the overall revenue increase coupled with an increase in higher margin special project and tenant improvement commercial work in the Pacific Northwest, a higher mix of fire sprinkler installations in Washington, D.C. that typically produce higher margins and the overall pricing increases experienced in the California market.

  Income from Operations. Pro forma operating income decreased $0.6 million, or 9.7%, to $5.6 million for the three months ended September 30, 1997 from $6.2 million for the three months ended September 30, 1996. This decrease was attributable to $1.3 million in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies. As the Company was formed in October 1996, no such expenses were incurred during the corresponding period of the prior year. Pro forma operating income margin, excluding these corporate expenses, increased to 8.0% for the three months ended September 30, 1997 from 7.7% from the three month period ended September 30, 1996.

 Pro Forma Nine Months Ended September 30, 1997 Compared to Pro Forma Nine Months Ended September 30, 1996

  Revenues. Pro forma revenues increased $11.6 million, or 5.0%, to $244.3 million for the nine months ended September 30, 1997 from $232.7 million for the nine months ended September 30, 1996. The increase in pro forma revenues was primarily volume driven and was attributable to continuing strength in the Seattle and Portland commercial markets including a $20.0 million contract with a large software company to be completed during 1997, increased market penetration at Airtron's Columbus, Dayton, Austin, and Northern Kentucky locations, obtaining a new supermarket chain as a client and attaining increased pricing in the California commercial markets, incremental construction business from existing customers and further market penetration in the commercial service sector in Minnesota and incremental residential new installation business from existing customers in the Washington, D.C. area.

  Gross Profit. Pro forma gross profit increased $4.2 million, or 7.9%, to $57.3 million for the nine months ended September 30, 1997 from $53.1 million for the nine months ended September 30, 1996. Pro forma gross profit margin increased to 23.4% for the nine month period ended September 30, 1997 from 22.8% for the nine months ended September 30, 1996. The increase in pro forma gross profit was primarily attributable to the overall revenue increase coupled with lower material costs at Airtron, an increase in higher margin special project and tenant improvement commercial work in the Pacific Northwest, a higher mix of fire sprinkler installations in the Washington, D.C. market that typically produce higher margins and overall pricing increases experienced in California.

  Income from Operations. Pro forma operating income decreased $0.5 million, or 3.4%, to $14.2 million for the nine months ended September 30, 1997 from $14.7 million for the nine months ended September 30, 1996. This decrease was attributable to $2.8 million in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies. As the Company was formed in October 1996, no such expenses were incurred during the corresponding period of the prior year. Pro forma operating income margin, excluding corporate expenses, increased to 7.0% for the nine months ended September 30, 1997 from 6.3% from the nine month period ended September 30, 1996.

SEASONALITY

  The HVAC industry is subject to seasonal variations. Specifically, the demand for new installations is generally lower during the winter months due to reduced construction activities during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third quarters. Accordingly, the Company expects its revenues and operating results generally will be lower in the first and fourth quarters. Historically, the construction industry has been highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

INFLATION

  Inflation did not have a significant effect on the results of operations of the GroupMAC Companies for the three and nine month periods ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the operations and growth of the Founding Companies have been financed through internally generated working capital and borrowings from commercial banks or other lenders. These borrowings were generally secured by substantially all of the assets of the respective Founding Companies, as well as personal guarantees of the respective owners. With respect to the Pre-Offering Companies, a substantial portion of their existing indebtedness was repaid and refinanced through the Company's borrowing facility immediately following the closing of each of the transactions. With respect to the Offering Acquisition Companies, the Company used $12.5 million of the net proceeds of the Offering to repay debt assumed and certain obligations resulting from the respective acquisitions. The Company may also utilize proceeds of the Offering to pay additional amounts, if any, due to the former owners of the Offering Acquisition Companies under working capital adjustments to the purchase prices.

  In May 1997, the Company entered into a $35 million credit agreement (as modified to date, the "Original Credit Agreement") with a group of banks providing for secured facilities consisting of an 18 month revolving credit line of $3 million, a six-year term loan of $20 million used in connection with the acquisition of Airtron, and a $12 million term loan facility, having a final maturity six years after the date of the Original Credit Agreement, which was used to acquire the Pre-Offering Companies. All of the Company's loan obligations bear interest at the prime rate. The Original Credit Agreement contains covenants which, among other matters, restrict or limit the ability of the Company to pay dividends, incur indebtedness, make capital expenditures and repurchase capital stock. The Company must also maintain (i) a minimum level of net worth (ii) a ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, (iii) a ratio of indebtedness to net worth and (iv) a fixed charge coverage ratio. As of the date hereof, the Company is in compliance with these requirements. As of November 13, 1997, available borrowing capacity under the Original Credit Agreement was $3.0 million.

  The Company has received a commitment from Texas Commerce Bank National Association, as Agent Bank, and two other banks to provide a new credit facility with an initial borrowing capacity of up to $75 million and is currently negotiating the definitive documentation for such facility (the "New Credit Facility"). Under the New Credit Facility, the Company will be required to maintain (i) a minimum level of net worth, (ii) a certain ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, (iii) a certain ratio of indebtedness to capitalization, (iv) a fixed charge coverage ratio and (v) a positive tangible net worth. If such financial covenants were in place on the date hereof, the Company would be in compliance with those covenants.

  Prior to the closing of the Offering, certain of the Offering Acquisition Companies that are S corporations distributed cash and certain non-operating assets to their shareholders in an amount not in excess of the balances of their respective accumulated adjustment accounts. In addition, several former owners of the GroupMAC Companies have the ability to receive additional amounts of purchase price, payable in cash and Common Stock in 1998, contingent upon the occurrence of future events. The Company's best estimate of this amount is approximately $5 million, payable in a combination of cash and shares of Common Stock.

  The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the nine months ended September 30, 1997, capital expenditures aggregated $1.5 million. The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

  The Company intends to aggressively pursue acquisition opportunities and to fund future acquisitions through a combination of operating cash flow, borrowings under the New Credit Facility and the issuance of Common Stock.

  During the fourth quarter of 1997, the Company intends to register 7,000,000 shares of Common Stock under the Securities Act of 1933, as amended, for its use in connection with future acquisitions. After their issuance, those registered shares generally will be freely tradable by persons not affiliated with the Company unless the Company contractually restricts the resale.

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

  (1) On September 25, 1997, Group Maintenance America Corp. (the "Company") filed an amendment to its Articles of Incorporation which effected a 1-for-2.5 reverse stock split of the Company's common stock, par value $0.001 per share ("Common Stock"). As a result of the reverse stock split, each share of Common Stock outstanding immediately prior to such amendment was converted into four-tenths of a share of Common Stock. In lieu of any fractional share interest, each holder of Common Stock who would otherwise be entitled to receive a fractional share of Common Stock after the reverse stock split will be paid cash upon the surrender of certificates representing Common Stock held by such holder in an amount equal to the product of such fraction multiplied by $16.00. The number of authorized shares of Common Stock will remain at 100,000,000, and the par value will remain $0.001 per share.

  (2) During the quarter ended September 30, 1997, the Company issued securities that were not registered pursuant to the Securities Act of 1933, as amended, as follows:

    (i) On July 15, 1997, the Company issued 62,000 shares of Common Stock and 664,691 shares of Series F Preferred Stock to two shareholders of Sibley Services, Incorporated for all of the issued and outstanding capital stock of Sibley Services, Incorporated;

    (ii) On July 17, 1997, the Company issued 500,000 shares of Series H Preferred Stock to Callahan Roach & Associates for substantially all of the assets of Callahan Roach & Associates; and

    (iii) On July 31, 1997, the Company issued 49,803 shares of Common Stock and 435,771 shares of Series I Preferred Stock to United Service Alliance, L.C. for substantially all of the assets of United Service Alliance, L.C.

  Such sales were completed without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company held a special meeting of shareholders on September 24, 1997 (the "Special Meeting") for the purpose of (1) amending the Company's Articles of Incorporation to provide for a classified Board of Directors, (2) amending the Articles of Incorporation to effect a 1-for-2.5 reverse stock split, (3) approving the Company's 1997 Stock Awards Plan and (4) electing six directors. The following summarizes the shareholder voting results:

CLASSIFIED BOARD OF DIRECTORS

  At the Special Meeting, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation providing for a Board of Directors divided into three classes of directors serving staggered terms. Of the shares present at the Special Meeting, 16,254,181 shares voted in favor of the proposed amendment, no shares voted against the proposed amendment and no shares abstained.

REVERSE STOCK SPLIT

  The proposal to amend the Articles of Incorporation to effect a 1-for-2.5 reverse stock split was approved. Of the shares present at the Special Meeting, 15,946,838 shares voted in favor of the proposed amendment, 307,343 shares voted against the proposed amendment and no shares abstained.

APPROVAL OF 1997 STOCK AWARDS PLAN

  The proposal to approve the Group Maintenance America Corp. 1997 Stock Awards Plan (the "Plan") was approved. Of the shares present at the Special Meeting, 16,254,181 shares voted in favor of the Plan, no shares were voted against the proposal and no shares abstained.

ELECTION OF DIRECTORS

  At the Special Meeting, Messrs. Bryant and McDade were elected as Class I directors, Messrs. Henninger and Morrison were elected as Class II directors and Messrs. Kelly and Sigmund were elected as Class III directors. The term of each such director commenced upon consummation of the Company's initial public offering of Common Stock (which occurred on November 13, 1997). The term of the Class I directors will terminate at the 1998 annual meeting of shareholders; the term of the Class II directors will terminate at the 1999 annual meeting of shareholders; and the term of the Class III directors will terminate at the 2000 annual meeting of shareholders. The vote tabulation for each individual director was as follows:

                                                                FOR     WITHHELD
                                                             ---------- --------
      Ronald D. Bryant...................................... 16,254,181     0
      Thomas B. McDade...................................... 16,254,181     0
      David L. Henninger.................................... 16,254,181     0
      Lucian M. Morrison.................................... 16,254,181     0
      Andrew Jeff Kelly..................................... 16,254,181     0
      Fredric J. Sigmund.................................... 16,254,181     0

  Directors continuing in office are as follows: Class I directors -- Chester
J. Jachimiec, Richard S. Rouse and James D. Weaver; Class II directors --James
D. Jennings, Donald L. Luke and J. Patrick Millinor, Jr.; and Class III directors --Timothy Johnston, James P. Norris and John M. Sullivan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (1) Exhibits.

    3.1  --Articles of Incorporation of the Company, as amended (Exhibit 3.1 to
          Registration Statement No. 333-34067).
    3.2  --Bylaws of the Company, as amended (Exhibit 3.2 to Registration
          Statement No. 333-34067).
    4    --Amendment to Articles of Incorporation effecting a 1-for-2.5 reverse stock split (included in Exhibit 3.1)
   10.1  --Agreement and Plan of Exchange dated July 3, 1997 by and among the
          Company and the Holders of the Outstanding Capital Stock of A-ABC
          Appliance, Inc. and A-1 Appliance, Inc. (Exhibit 10.10 to
          Registration Statement No. 333-34067). (Confidential information has been omitted from this document and has been filed separately with the Securities and Exchange Commission).
   10.2  --Agreement and Plan of Exchange dated July 15, 1997 by and among the
          Company and the Holders of the Outstanding Capital Stock of Sibley
          Services, Incorporated (Exhibit 10.11 to Registration Statement No.
          333-34067). (Confidential information has been omitted from this document and has been filed separately with the Securities and
          Exchange Commission).
   10.3  --Agreement and Plan of Merger dated July 16, 1997 by and among the
          Company, CRP Acquisition Corp., Callahan Roach Products &
          Publications, Inc. and the shareholders of Callahan Roach Products &
          Publications, Inc. (Exhibit 10.12 to Registration Statement No. 333-
          34067).
   10.4  --Agreement and Plan of Merger dated July 16, 1997 by and among the
          Company, CRP Acquisition Corp., Callahan Roach & Associates and the
          partners of Callahan Roach & Associates (Exhibit 10.13 to
          Registration Statement No. 333-34067).
   10.5  --Asset Purchase Agreement dated July 31, 1997 among United
          Acquisition Corp., the Company, United Service Alliance, L.C. and the
          Members of United Service Alliance, L.C. (Exhibit 10.14 to
          Registration Statement No. 333-34067). (Confidential information has been omitted from this document and has been filed separately with the Securities and Exchange Commission).
   10.6  --Agreement and Plan of Merger dated as of August 18, 1997 by and among the Company, All Service Acquisition Corp., All Service
          Electric, Inc. and the shareholder of All Service Electric, Inc.
          (Exhibit 10.15 to Registration Statement No. 333-34067).
   10.7  --Agreement and Plan of Merger dated as of August 18, 1997 by and among the Company, AMS Acquisition Corp., Arkansas Mechanical
          Services, Inc. and the shareholders of Arkansas Mechanical Services,
          Inc. (Exhibit 10.16 to Registration Statement No. 333-34067).

   10.8   --Agreement and Plan of Merger dated as of August 18, 1997 by and among the Company, Central Carolina Acquisition Corp., Central
           Carolina Air Conditioning Company and the shareholders of Central
           Carolina Air Conditioning Company (Exhibit 10.17 to Registration
           Statement No. 333-34067).
   10.9   --Agreement and Plan of Merger August 18, 1997 by and among the
           Company, Evans Acquisition Corp., Evans Services, Inc. and the
           shareholders of Evans Services, Inc. (Exhibit 10.18 to Registration
           Statement No. 333-34067).
   10.10  --Agreement and Plan of Merger August 18, 1997 by and among the
           Company, LSC Acquisition Corp., Linford Service Company and the
           shareholders of Linford Service Company (Exhibit 10.19 to
           Registration Statement No. 333-34067).
   10.11  --Agreement and Plan of Merger August 18, 1997 by and among the
           Company, MacDonald-Miller Acquisition Corp., MacDonald-Miller
           Industries, Inc., the Trustee of the MacDonald-Miller Industries,
           Inc. Employee Stock Ownership Plan and Trust and the principal shareholders of MacDonald-Miller Industries, Inc. (Exhibit 10.20 to
           Registration Statement No. 333-34067).
   10.12  --Agreement and Plan of Merger dated as of August 18, 1997 by and among the Company, Masters Acquisition Corp., Masters, Inc. and the
           holder of all of the capital stock of Masters Inc. (Exhibit 10.21 to
           Registration Statement No. 333-34067).
   10.13  --Agreement and Plan of Merger dated as of August 18, 1997 by and among the Company, AMS Acquisition Corp., Mechanical Services, Inc.
           and the shareholders of Mechanical Services, Inc. (Exhibit 10.22 to
           Registration Statement No. 333-34067).
   10.14  --Agreement and Plan of Exchange August 18, 1997 by and among the
           Company, Paul E. Smith Co., Inc. and the shareholders of Paul E.
           Smith Co., Inc. (Exhibit10.23 to Registration Statement No. 333-
           34067).
   10.15  --Agreement and Plan of Merger August 18, 1997 by and among the
           Company, SEMS Acquisition Corp., Southeast Mechanical Service, Inc.
           and the shareholders of Southeast Mechanical Service, Inc. (Exhibit
           10.24 to Registration Statement No. 333-34067).
   10.16  --Agreement and Plan of Merger August 18, 1997 by and among the
           Company, Van's Acquisition Corp., Van's Comfortemp Air Conditioning,
           Inc. and the shareholders of Van's Comfortemp Air Conditioning, Inc.
           (Exhibit 10.25 to Registration Statement No. 333-34067).
   10.17  --Agreement and Plan of Merger August 18, 1997 by and among the
           Company, Willis Acquisition Corp., Willis Refrigeration, Air
           Conditioning & Heating, Inc. and the shareholders of Willis
           Refrigeration, Air Conditioning & Heating, Inc. (Exhibit 10.26 to
           Registration Statement No. 333-34067).
   10.18  --Agreement and Plan of Merger August 18, 1997 by and among the
           Company, Yale Acquisition Corp., Yale Incorporated ("Yale") and the
           shareholders of Yale Incorporated (Exhibit 10.27 to Registration
           Statement No. 333-34067).
   27     --Financial Data Schedule.

  (2) Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GROUP MAINTENANCE AMERICA CORP.

                                                  /s/ DARREN B. MILLER
                                          By: _________________________________
                                                      Darren B. Miller
                                              Senior Vice President and Chief
                                                      Financial Officer
                                                  (principal financial and
                                                     accounting officer)

Date: November 14, 1997