Form 10-K
period 1997-12-31
GROUP MAINTENANCE AMERICA CORP
filed 1998-03-31
CIK 1039690

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM MARCH 1, 1997 TO DECEMBER 31, 1997

                          COMMISSION FILE NO. 1-13565

                        GROUP MAINTENANCE AMERICA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                         76-0535259
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)
    8 GREENWAY PLAZA, SUITE 1500
           HOUSTON, TEXAS                                        77046
   (ADDRESS OF PRINCIPAL EXECUTIVE                            (ZIP CODE)
              OFFICES)

                                 (713) 860-0100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------  -----------------------------------------
   Common stock, par value $0.001              New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 27, 1998, (i) there were 23,297,410 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding and (ii) the aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date) was $314,701,819. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the registrant's 1998 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year) are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                 PAGE
                                                 ----
Item 1.  Business.............................     1
Item 2.  Properties...........................    10
Item 3.  Legal Proceedings....................    10
Item 4.  Submission of Matters to a Vote of
         Security Holders.....................    10

                                    PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters......    11
Item 6.  Selected Financial Data..............    13
Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations...........................    15
Item 7A. Quantitative And Qualitative
         Disclosures About Market Risk........    23
Item 8.  Financial Statements and
         Supplementary Data...................    24
Item 9.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial
         Disclosure...........................    51

                                    PART III

Item 10. Directors and Executive Officers of
         the Registrant.......................    51
Item 11. Executive Compensation...............    51
Item 12. Security Ownership of Certain
         Beneficial Owners and Management.....    51
Item 13. Certain Relationships and Related
         Transactions.........................    51

                                    PART IV

Item 14. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K....    52

                                     PART I

ITEM 1.  BUSINESS.

     Group Maintenance America Corp., a Texas corporation ("GroupMAC"), is one of the largest diversified providers of heating, ventilation and air conditioning ("HVAC"), plumbing and electrical services to residential and commercial customers in the United States. As used herein, the "Company" refers to Group Maintenance America Corp. and its consolidated subsidiaries.

     GroupMAC was incorporated in 1997 as the successor to a corporation ("Old GroupMAC") which developed a business plan to consolidate businesses engaged in the HVAC, plumbing and electrical service industries. Prior to that time, Old GroupMAC assembled a management team and support staff to implement its business plan, obtained equity financing from a private investor, and obtained a commitment from a bank to provide debt financing for its acquisition program and for working capital.

     During 1997, the Company acquired 24 companies (collectively, the "GroupMAC Companies"). At December 31, 1997, the Company had $329.0 million in pro forma 1997 revenues. Since that date, the Company has acquired other businesses and currently operates 36 platform companies in 44 cities in 21 states.

     The Company intends to make additional acquisitions across the three main technical disciplines (HVAC, plumbing and electrical) within the residential and commercial markets. The Company's long-term objective is to develop maintenance, repair and replacement capabilities (both residential and commercial) in the top 100 markets within the United States, while offering new installation services across a more limited range of markets where new construction in the residential and/or commercial sectors is expected to out-pace the national average over the long term. Over time, this objective is expected to shift the revenues of the Company to an increased percentage of service revenue.

     During November and December 1997, the Company completed an initial public offering (the "IPO") involving the sale of 8.3 million shares of its common stock, par value $0.001 per share ("Common Stock") at a price to the public of $14.00 per share. The net proceeds from the IPO (after deducting underwriting discounts and commissions and offering expenses) were approximately $103.6 million. Of this amount, $29.8 million was used to pay the cash portion of the closing consideration relating to the acquisitions of several GroupMAC Companies, $42.6 million to repay corporate indebtedness and debt assumed in connection with the acquisition of the GroupMAC Companies, $19.3 million to retire all of the then outstanding preferred stock and $11.9 million for general corporate purposes including working capital, final consideration settlements related to the GroupMAC Companies and future acquisitions.

INDUSTRY OVERVIEW

     Based on available industry data, the Company believes the HVAC, plumbing and electrical service industries in the United States represent a market with annual revenues of approximately $100 billion. The HVAC service industry is believed to generate approximately $65 billion in annual revenues, the plumbing service industry generates approximately $19 billion in annual revenues and the electrical service industry generates approximately $16 billion in annual revenues. The Company also believes these industries are highly fragmented with over 100,000 businesses, consisting predominantly of small, owner-operated companies focusing on a single local geographic area and providing a limited range of services. The Company believes that the majority of owners in its industry have limited access to adequate capital for modernization, training and expansion and limited opportunities for liquidity in their business. As a result of this fragmentation, five publicly traded consolidators, in addition to the Company, have emerged in some or all of these markets. The combined revenues of these consolidators and the Company represent less than 3% of the revenues for the HVAC, plumbing and electrical market.

     Growth in the HVAC service industry is affected by a number of factors, particularly (i) the aging of the installed base of equipment, (ii) the increasing efficiency, sophistication and complexity of HVAC systems and (iii) the increasing restrictions on the use of refrigerants commonly used in older HVAC systems. These factors also mitigate the effect on the HVAC service industry of economic cycles inherent in the traditional construction industry. An aging installed base has also positively affected growth in the plumbing service industry. Industry sources report that 75% of the kitchen market and 65% of the bath market now consist of remodeling rather than new construction. Growth in electrical services is closely tied to the new construction market, although the retrofitting of existing structures is driven by increased demand for computer networks and other modernization.

     The HVAC, plumbing and electrical service industries can be broadly divided into the new installation market and the maintenance, repair and replacement market. The new installation market includes the installation of HVAC, plumbing and electrical systems in new homes and commercial buildings for contractors, builders, developers and other users. The maintenance, repair and replacement market includes the maintenance, repair and replacement and reconfiguration of existing systems in residential homes and commercial buildings. In the HVAC industry, the new installation market represents approximately 34% of industry revenues, while the maintenance, repair and replacement market represents 66% of industry revenues.

     The Company believes significant opportunities are available to a well capitalized, national company employing professionally trained, customer-oriented service technicians and providing a full complement of high quality residential and commercial services in an industry that has been characterized by inconsistent quality, reliability and pricing. In addition, the increasing complexity of HVAC systems has led to a need for better trained technicians to install, monitor and service these systems. The cost of recruiting, training and retaining a sufficient number of qualified technicians makes it more difficult for smaller HVAC companies to expand their businesses. The Company also believes the highly fragmented nature of the residential and commercial service industries will provide it with significant opportunities to consolidate a large number of existing residential and commercial service businesses.

SERVICES PROVIDED

     The Company provides a broad variety of maintenance, repair and replacement services for HVAC, plumbing, electrical and other systems to both residential and commercial customers. These services include preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs, and the replacement (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as a result of an emergency repair request) of HVAC systems and associated parts, plumbing fixtures, pipes, water feed and sewer lines, water heaters, softeners, filters and controls, and electrical control systems, wiring, data cabling, switches and panels. The Company also acts as a subcontractor for a variety of national, regional and local residential home builders in the installation of HVAC, plumbing, electrical and other systems in new residential construction, as well as designing and installing HVAC, plumbing, electrical and other systems on behalf of owners or general contractors in commercial buildings. In a few of its operating locations, the Company provides certain specialized services, including repair of home appliances, duct cleaning, installation and repair of fireplaces, installation of fire sprinkler systems and the provision of technical facilities management services to commercial building owners or building managers. In connection with both its new installation business and its maintenance, repair and replacement services, the Company sells a wide range of HVAC, plumbing and electrical equipment, parts and supplies.

     The following table shows the approximate percentages of the combined revenues of the GroupMAC Companies during the calendar year 1997 represented by new installation services and maintenance, repair and replacement services.

                                                              ELECTRICAL
                                        HVAC     PLUMBING       & OTHER       TOTAL
                                        -----    ---------    -----------    -------
Residential Services:
     New Installation................     26%        16%        --   %           42%
     Maintenance, Repair and
       Replacement...................     13%         2%            2%           17%
                                      ------      -------       -------      -------
          Total Residential..........     39%        18%            2%           59%
                                      ------      -------       -------      -------
Commercial Services:
     New Installation................     11%         2%        --   %           13%
     Maintenance, Repair and
       Replacement...................     24%         3%            1%           28%
                                      ------      -------       -------      -------
          Total Commercial...........     35%         5%            1%           41%
                                      ------      -------       -------      -------
               Total.................     74%        23%            3%          100%
                                      ======      =======       =======      =======

FIELD OPERATIONS

     The Company's field operations are conducted out of the individual operating locations of the various subsidiaries. Typically, the subsidiaries specialize in one of the technical disciplines in either the residential or commercial market. However, a few of the subsidiaries that operate principally in the residential new installation or residential maintenance, repair and replacement markets also engage to a limited extent in projects or service work for "light commercial" customers (i.e., smaller commercial buildings where systems are similar in design to residential systems). The Company permits its subsidiaries to function in a largely autonomous manner in delivering products and services to their respective markets. The Company believes this flexible operating strategy improves each location's ability to respond quickly to opportunities and competition.

  NEW INSTALLATION

     New installation service in the residential market begins with the home builder providing architectural plans or mechanical drawings for the particular type or types of residences within the tract to be developed, and requesting a bid or contract proposal for the work (often broken into phases within the tract). Company personnel analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required for the project. The Company delivers a written bid or negotiates the written agreement for the job. In HVAC installations, a portion of the required air ducts are fabricated and pre-assembled with other components in the Company's own facilities prior to delivery to the job site. Other equipment and materials for the particular project are ordered from manufacturers, distributors or other suppliers for delivery in time for the scheduled onsite construction work. The installation work is coordinated by the Company's field supervisors along with the builder's construction supervisors. Draw payments for the project are generally obtained within 30 days of completing the installation, at which time any mechanics' and materialmen's liens securing such payments are released. Interim payments are often obtained to cover labor and materials costs on larger installation projects.

     Commercial new installation work begins with a design request from the owner or general contractor. Initial meetings with the parties allow the contractor to prepare preliminary and then more detailed design specifications, engineering drawings and cost estimates. Once a project is awarded, it is conducted in pre-agreed phases and progress billings are rendered to the owner for payment, less a retainage. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of such materials and components to the job site, scheduling of work crews with the necessary skills, and inspection and quality control) is coordinated in these same phases. The Company has established a policy to review and approve any new installation project by a GroupMAC Company that exceeds 5% of the projected annual revenue of that company.

     Substantially all the equipment and component parts the Company sells or installs are purchased from manufacturers and other outside suppliers. The Company is not materially dependent on any of these outside sources.

  MAINTENANCE, REPAIR AND REPLACEMENT

     The GroupMAC Companies engaged in maintenance, repair and replacement services use specialized systems to log service orders, schedule service calls, identify and ready the necessary repair parts or equipment, track the work order, provide information for communication with the service technicians and customers, and prepare accurate invoices. Service histories and specific product information are generally accessible to the dispatcher in a database that may be searched by customer name or address. Maintenance, repair and replacement service calls are initiated when a customer requests emergency repair service or the Company calls the client to schedule periodic service agreement maintenance. Service technicians are scheduled for the call or routed to the customer's residence or business by the dispatcher via a scheduling board or daily work sheet (for non-emergency service) or through cellular telephone, pager or radio. Service personnel work out of the Company's service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call travels to the residence or business, interviews the customer, diagnoses the problem, prepares and discusses a price quotation, performs the work and often collects payment from the customer. Service technicians may carry a Customer Assurance Pricing(Trademark) manual developed by the Company which lists labor and equipment parts required to fulfill certain tasks and the associated prices.
 This manual is custom generated for each company from a database containing over 15,000 different repair operations and which is updated for price changes periodically. This "flat rate pricing" strategy allows the Company to monitor margins and labor productivity at the point of sale, while increasing the level of customer satisfaction by demonstrating greater fairness and objectivity in pricing. Payment for maintenance, repair and replacement services not covered by a warranty or service contract is generally requested in cash or by check or credit card at the service location.

     A portion of the Company's service work is done to satisfy factory warranties. For such services, the Company is generally compensated by the manufacturer responsible for the defective equipment under warranty. The Company attempts to enter into service contracts whereby the customer pays an annual or semi-annual fee for periodic diagnostic services. The customers under service contracts receive specific discounts from standard prices for repair and replacement service.

CENTRALIZED SUPPORT SERVICES

     The Company provides certain management, financial, accounting and logistical support services for its subsidiaries, including the following:

  PURCHASING

     The Company has structured or believes it will be able to structure volume purchasing arrangements or otherwise achieve purchasing economies of scale in each of the following areas: (i) HVAC, plumbing and electrical equipment, parts and supplies, (ii) purchase or lease and maintenance of service vehicles, (iii) casualty and liability insurance, (iv) health insurance and related benefits,
(v) retirement benefits administration, (vi) office equipment, (vii) marketing and advertising (including Yellow Pages), (viii) long distance services and (ix) a variety of accounting, financial management, marketing and legal services. The principal manufacturers of the products sold by the Company include Carrier Air Conditioning, Inc., The Trane Company, Lennox Industries, Inc., Goodman Manufacturing Corp., Amana, and International Comfort Products.

  MANAGEMENT INFORMATION SYSTEMS

     With limited exceptions, the Company intends to continue to operate for the near-term with the existing accounting and other computer systems currently in place at the various GroupMAC Companies. The Company, however, requires each of the GroupMAC Companies to adopt a uniform chart of accounts and to standardize its budgeting process and reports so that results among the GroupMAC Companies more easily can be compared and integrated. In addition, where a GroupMAC Company has a system in place that is inadequate for its existing or near-term needs, the Company will begin the migration to a standard that will allow for greater consistency (and a longer term change to a Company-wide, integrated system). The Company has implemented regular financial and operational "flash reports" and other mechanisms to allow for management control and oversight. The Company will utilize this information to establish and monitor performance of individual GroupMAC Companies against operating benchmarks and ratios.

  EMPLOYEE SCREENING, TRAINING AND DEVELOPMENT

     The Company is committed to providing the highest level of customer service through the development of a highly trained workforce. Prior to employment, the Company makes an assessment of the technical competence level of all potential new employees, confirms background references and conducts criminal and driving record checks. In addition, all employees of the Company are subject to random drug testing. Once hired, employees of the Company are required to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the Company's safety practices and other internal policies. Both technical and customer service personnel are given intensive training in customer communication, sales and problem-solving skills.

     The Company also conducts a detailed internal evaluation of each acquired company's strengths, weaknesses and compliance with recognized industry or Company "best practices," and then designs a training program to develop and enhance the communication, sales, management and other relevant skills of its employees and management to bring about continuous improvement in these areas. The Company acquired Callahan Roach Products & Publications, Inc. ("Callahan Roach") and United Service Alliance ("USA") in part for their professional training and consulting capabilities and intends to implement their market-leading training programs throughout the Company.

      Callahan Roach provides Customer Assurance Pricing (Trademark) models to over 1,300 HVAC and plumbing service companies across the United States. Callahan Roach has been an industry leader in the development and commercialization of this flat rate pricing best practice known as Customer Assurance Pricing (Trademark). USA provides training and other products and services to a network of 85 independent service companies focused on maintenance, repair and replacement of commercial HVAC systems.

     In order to ensure that best practices are shared among each of the individual GroupMAC Companies, the Company has created a Council of Presidents composed of the president or senior executive of each GroupMAC Company. The Council meets on a regular basis, as well as dividing into smaller working committees, to share operating practices and develop additional means to improve the overall performance of the Company and the individual GroupMAC Companies. Best practices that result from the work of the Council will be included in the training and monitoring programs developed and disseminated to GroupMAC Companies and USA members.

  ADVERTISING AND MARKETING

     The Company uses both general advertising and a direct sales force to market its residential and commercial services (both new installation and repair services) in its geographic markets. The Company continues to preserve and enhance the value of the unique and long-standing trade names and customer identification enjoyed by the individual GroupMAC Companies. The GroupMAC logo and identifying marks will be featured on service trucks, marketing materials and advertising of the GroupMAC Companies, but in a manner that does not detract from the local brand. The Company proposes to develop (initially for its subsidiaries, but ultimately for delivery to the market through licensed affiliates developed by Callahan Roach and USA) market-leading warranty and service programs for the residential and commercial markets, as well as an aggressive national account sales program focused on national and large regional home builders, as well as major corporations, governmental and private institutions, real estate investment trusts, real estate management firms and other multi-location commercial property owners and managers. For the ten months ended December 31, 1997, advertising and marketing expenditures represented 1.2% of the Company's combined revenue.

COMPETITION

     The market for HVAC, plumbing and electrical services is highly competitive. The Company believes that the principal competitive factors in the residential and commercial services industry are (i) timeliness, reliability and quality of services provided, (ii) range of services offered, (iii) market share and visibility and (iv) price. The Company believes its strategy of creating a leading national provider of comprehensive services directly addresses these factors. The ability of the Company to employ, train and retain highly motivated service technicians to provide quality services should be enhanced by its ability to utilize professionally managed recruiting and training programs. In addition, the Company expects to offer compensation, health and savings benefits that are more comprehensive than most offered in the industry, including stock options for substantially all employees. Competitive pricing is possible through purchasing economies and other cost saving opportunities that exist across each of the service lines offered and from productivity improvements.

     Most of the Company's competitors are small, owner-operated companies that typically operate in a single market. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates. Moreover, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. There are currently a limited number of public companies focused on providing residential or commercial services in some of the same service lines provided by the Company.

     In addition, there are a number of national retail chains that sell a variety of plumbing fixtures and equipment and HVAC equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services. Other companies or trade groups engage in franchising their names and marketing programs in some service lines. In the future, competition may be encountered from, among others, HVAC equipment manufacturers, the unregulated business segments of regulated gas and electric utilities or from newly deregulated utilities entering into various residential or commercial service areas. Certain of the Company's competitors and potential competitors have greater financial resources than the Company to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own residential or commercial service operations if they decide to enter the field.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 2,800 full and part-time employees, of whom approximately 1,900 are installation/service technicians. In the course of performing installation work, the Company may utilize the services of subcontractors. Approximately 500 employees (in four of the commercial subsidiaries) are members of unions and work under collective bargaining agreements. The collective bargaining agreements have expiration dates between April 1998 and March 2003. The Company believes that its relationship with its employees is generally satisfactory.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     Many aspects of the Company's operations are subject to various federal, state and local laws and regulations, including, among others, (i) permitting and licensing requirements applicable to service technicians in their respective trades, (ii) building, HVAC, plumbing and electrical codes and zoning ordinances, (iii) laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services, and (iv) laws and regulations relating to worker safety and protection of human health and the environment. In Florida, warranties provided for in the Company's service agreements subject the Company and such agreements to some aspects of that state's insurance laws and regulations. Specifically, the Company is required to maintain funds on deposit with the Florida Office of Insurance Commissioner and Treasurer, the amount of which is not material to the Company's business. The Company is in compliance with these deposit requirements.

     The Company believes it has all required permits and licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements relating to its operations. Failure of the

Company to comply with the applicable regulations could result in substantial fines or revocation of the Company's operating permits.

     A large number of state and local regulations governing the residential services trades require various permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all the Company's service technicians who work in the geographic area covered by the permit or licenses.

     The Company's operations are subject to numerous federal, state and local environmental laws and regulations, including those governing vehicle emissions and the use and handling of refrigerants. These laws are administered by the United States Environmental Protection Agency, the Coast Guard, the Department of Transportation and various state and local governmental agencies. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive. Federal and state environmental laws include statutes intended to allocate the cost of remedying contamination among specifically identified parties. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") can impose strict, joint and several liability on past and present owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted "Superfund" statutes comparable to, and in some cases more stringent than, CERCLA. If the Company were to be found to be a responsible party under CERCLA or a similar state statute, the Company could be held liable for all investigative and remedial costs associated with addressing such contamination, even though the releases were caused by a prior owner or operator or third party. In addition, claims alleging personal injury or property damage may be brought against the Company as a result of alleged exposure to hazardous substances resulting from the Company's operations.

     Prior to entering into the agreements relating to the acquisition of the GroupMAC Companies and the companies acquired during 1998, the Company evaluated the properties owned or leased by such companies and in some cases engaged an independent environmental consulting firm to conduct or review assessments of environmental conditions at certain of those properties. No material environmental problems were discovered in these reviews, and the Company is not otherwise aware of any actual or potential environmental liabilities that would be material to the Company. There can be no assurance that all such liabilities have been identified, that such liabilities will not occur in the future, that a party could not assert a material claim against the Company with respect to such liabilities, or that the Company would be required or able to answer for such claim.

     The Company's operations are subject to federal, state and local laws and regulations protecting the health and safety of workers. These laws are administered by the federal Occupational Safety & Health Administration and state and local health and safety governmental agencies. The Company's operations are subject to the Clean Air Act, Title VI of which governs air emissions and imposes specific requirements on the use and handling of substances known or suspected to cause or contribute significantly to harmful effects on the stratospherical ozone layer, such as chlorofluorocarbons and certain other refrigerants ("CFCs"). Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased the Company's training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and require alternative refrigerants to be used in replacement HVAC systems. The implementation of the Clean Air Act restrictions has also increased the cost of CFCs in recent years and is expected to continue to increase such costs in the future. As a result, the number of conversions of existing HVAC systems that use CFCs to systems using alternative refrigerants is expected to increase.

     The Company's operations in certain geographic regions are subject to laws that will, over the next few years, require specified percentages of vehicles in large vehicle fleets to use "alternative fuels," such as compressed natural gas or propane, and meet reduced emissions standards. The Company does not anticipate that the cost of fleet conversion that may be required under current laws will be material. Future costs of compliance with these laws will be dependent upon the number of vehicles purchased in the future for use in the covered geographic regions, as well as the number and size of future business acquisitions by the Company in these regions. The Company cannot determine to what extent its future operations and earnings may be affected by new regulations or changes in existing regulations relating to vehicle emissions.

     Capital expenditures related to environmental matters during fiscal 1997 were not material. The Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by the Company which may be material.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the executive officers of the Company as of March 30, 1998.

             NAME                AGE            POSITION
------------------------------   --- ------------------------------
James P. Norris...............   59  Chairman of the Board;
                                     Director
J. Patrick Millinor, Jr.......   53  Chief Executive Officer;
                                     Director
Donald L. Luke................   61  President and Chief Operating
                                     Officer; Director
William Michael Callahan......   51  Executive Vice President
Chester J. Jachimiec..........   43  Executive Vice
                                     President - Acquisitions;
                                     Director
Alfred R. Roach, Jr...........   53  Executive Vice President
Richard S. Rouse..............   51  Executive Vice
                                     President - Corporate
                                     Development and
                                       Administration; Director
Randolph W. Bryant............   47  Senior Vice President, General
                                     Counsel and Secretary
Thomas E. McAlbin.............   49  Senior Vice
                                     President -- Retail/Residential
                                     Group
Darren B. Miller..............   38  Senior Vice President and
                                     Chief Financial Officer
Ronald D. Bryant..............   50  President of Masters, Inc.;
                                     Director
David L. Henninger............   53  President of Van's Comfortemp
                                     Air Conditioning, Inc.;
                                       Director
James D. Jennings.............   55  President and Chief Executive
                                     Officer of Airtron, Inc.;
                                       Director
Timothy Johnston..............   42  Senior Vice President, Chief
                                     Financial Officer and
                                       Secretary/Treasurer of
                                       Airtron, Inc.; Director
Andrew J. Kelly...............   43  President of K&N Plumbing,
                                     Heating & Air
                                       Conditioning, Inc.; Director
Fredric Sigmund...............   56  Chief Executive Officer of
                                     MacDonald-Miller Industries,
                                       Inc.; Director

     JAMES P. NORRIS became a Director and Chairman of the Board of the Company in June 1997. From 1969 to May 1997, he served as Executive Vice President of Air Conditioning Contractors of America ("ACCA"), an industry trade association based in Washington, D.C.

     J. PATRICK MILLINOR, JR. is a Director and Chief Executive Officer of the Company and has served in such capacities with the Company and its predecessor since October 1996. He also served as President of the Company and its predecessor from October 1996 to August 1997. From September 1994 to October 1996, Mr. Millinor worked directly for Gordon Cain, a major stockholder in the Company, assisting in the formation and management of Agennix Incorporated and Lexicon Genetics, two biotechnology companies. From March 1993 to September 1994, he served as Chief Executive Officer of UltrAir, Inc., a start-up passenger airline. From October 1992 to March 1993, he served as Chief Financial Officer of UltrAir, Inc. He currently serves as a director of Agennix Incorporated and Haelan Health (Registered Trademark) Corporation.

     DONALD L. LUKE became a Director and President and Chief Operating Officer of the Company in August 1997. From November 1996 to July 1997, he served as Chairman of Arriva Air International, Inc. a start-up commercial air cargo business, and a partner in McFarland Grossman Capital Ventures, L.C., a consolidator of fastener distribution companies. From September 1996 to August 1997, he served as the Chief Executive Officer of CTW, Inc. a privately held acquisitions and management company, and a consultant to Batteries Batteries, Inc., a consolidator of specialty battery distribution companies which completed its initial public offering in April 1996. From 1995 to September 1996, he served as President, Chief Executive Officer and Director of Batteries Batteries, Inc. From 1991 to 1995, Mr. Luke served as President and Chief Executive Officer of Miracle Ear New York City.

     WILLIAM MICHAEL CALLAHAN became Executive Vice President of the Company in August 1997. From 1989 to July 1997, Mr. Callahan was a partner in Callahan Roach & Associates. From 1972 to 1989, Mr. Callahan served as President of Capital City Heating & Cooling, a company he founded. In 1988, Mr. Callahan served as President of ACCA.

     CHESTER J. JACHIMIEC is a Director and Executive Vice
President -- Acquisitions of the Company, having served in such capacities with the Company and its predecessor since October 1996. From February 1994 to October 1996, Mr. Jachimiec served as the Director of Acquisitions & Investments for Tenneco Energy. From 1990 to 1994, he was an investor in or consultant to various private ventures engaged in natural gas gathering, processing and exploration as well as computer software development. Prior to 1990, Mr. Jachimiec practiced securities law and public accounting with several professional firms.

     ALFRED R. ROACH, JR. became Executive Vice President of the Company in August 1997. From 1989 to July 1997, Mr. Roach was a partner in Callahan Roach & Associates. From 1986 to 1989, he served as President and General Counsel of Service America Corporation, an HVAC franchise company. From 1970 to 1986, Mr. Roach engaged in the private practice of law.

     RICHARD S. ROUSE is a Director and Executive Vice President -- Corporate Development and Administration of the Company, having served in such capacities with the Company and its predecessor since October 1996. From July 1994 to July 1996, Mr. Rouse was Vice President and General Manager of Southcoast Services, a privately held landfill operating company. From 1992 to 1994, he served as Vice President and General Manager of SWS, an industrial services company.

     RANDOLPH W. BRYANT became Senior Vice President, General Counsel and Secretary of the Company upon its formation in 1997. From December 1996 to April 1997, Mr. Bryant served as Associate General Counsel of El Paso Natural Gas Company. From 1984 to 1996, he was an attorney with Tenneco Inc. and Tenneco Energy Inc., last serving as Associate General Counsel.

     THOMAS E. MCALBIN became Senior Vice President -- Retail/Residential Group of the Company in March 1998. From February 1992 through March 1998, Mr. McAlbin was President of Air Conditioning, Plumbing and Heating Service Co., Inc., which serviced and repaired HVAC and plumbing systems in Denver, Colorado.

     DARREN B. MILLER is Senior Vice President and Chief Financial Officer of the Company, having served in such capacities with the Company and its predecessor since October 1996. From 1989 to 1996, Mr. Miller served in several capacities at Allwaste, Inc., a consolidator of industrial service companies, including Vice President -- Treasurer and Controller from 1995 to 1996. Prior to 1989, he was employed in the audit practice of Arthur Andersen LLP.

     JAMES D. JENNINGS became a Director of the Company in May 1997 in connection with the acquisition of Airtron, Inc. ("Airtron"). Since 1985, Mr. Jennings has served as President, Chief Executive Officer and a director of Airtron. Prior to 1985, Mr. Jennings was employed by Airtron in various other capacities.

     TIMOTHY JOHNSTON became a Director of the Company in May 1997 in connection with the acquisition of Airtron. Since 1995, Mr. Johnston has served as a Senior Vice President of Airtron. Mr. Johnston has served as Secretary/Treasurer of Airtron since 1991 and as Chief Financial Officer of Airtron since 1988.

     RONALD D. BRYANT became a Director of the Company in November 1997. He founded Masters, Inc. ("Masters") in 1986 and has served as its president since that time.

     DAVID L. HENNINGER became a Director of the Company in November 1997. He acquired Van's Comfortemp Air Conditioning, Inc. ("Van's") in 1975 and has served as its president since that time.

     ANDREW JEFFREY KELLY became a Director of the Company in November 1997. He founded K&N Plumbing, Heating and Air Conditioning, Inc. ("K&N") in 1979 and has served as its president since that time.

     FREDRIC J. SIGMUND became a Director of the Company in November 1997. Since 1986, he has served as Chief Executive Officer of MacDonald-Miller Industries, Inc. ("MacDonald-Miller"). From 1967 to 1986, he served in various positions with MacDonald-Miller.

ITEM 2.  PROPERTIES.

     The Company's executive offices are located in leased office space at 8 Greenway Plaza, Suite 1500, Houston, Texas 77046.

     The Company operates a fleet of approximately 1,500 owned or leased service trucks, vans and support vehicles. It believes these vehicles generally are well-maintained, ordinary wear and tear excepted, and adequate for the Company's current operations.

     The Company has a total of 54 facilities, one of which it owns and 53 of which are under leases with remaining terms up to 14 years from the date hereof on terms the Company believes to be commercially reasonable. The aggregate of the leased or owned space at the Company's facilities is approximately 600,000 square feet. A majority of the Company's facilities are leased from certain former shareholders (or entities controlled by certain former shareholders) of its subsidiaries. None of these leases expire prior to 2000. The provisions of the leases are on terms the Company believes to be at least as favorable to the Company as could have been negotiated by the Company with unaffiliated third parties. The Company believes the owned and leased facilities are adequate to serve its current level of operations.

     The Company believes that it has generally satisfactory title to the property owned by it, subject to the liens for current taxes, liens incident to minor encumbrances and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such property in its business.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and its subsidiaries are parties to various legal proceedings, most of which pertain to contract installation, service and employee matters arising in the ordinary course of business. Although no assurance can be given, the Company believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since November 1997, the Common Stock of the Company has been listed for trading on the New York Stock Exchange (the "NYSE") under the symbol "MAK."
As of March 27, 1998, there were 23,297,410 shares of Common Stock outstanding, held by approximately 230 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

SALES PRICES OF COMMON STOCK

     The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE (as reported by National Quotation Bureau, LLC) for the period indicated:

                                          HIGH      LOW
                                       ----------   ----
Year ended December 31, 1997
     4th quarter (November 7 to
      December 31)...................  $  17.1875   $ 13

DIVIDENDS

     The Company has not paid a dividend on the Common Stock since its incorporation and does not anticipate paying any dividends on the Common Stock in the foreseeable future because it intends to retain earnings to finance the expansion of its business, to repay indebtedness and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. Additionally, the Company's revolving credit facility prohibits the payment of dividends without the consent of the lenders. For additional information concerning the Company's revolving credit facility, see Note 7 to the financial statements included elsewhere herein.

SALES OF UNREGISTERED SECURITIES DURING 1997

     On October 21, 1996, Old GroupMAC issued 977,200 shares of Common Stock to or at the direction of its founders (Richard K. Reiling (225,000 shares to Mr. Reiling and 17,000 shares to certain designees named by Mr. Reiling), J. Patrick Millinor, Jr. (220,000 shares), Richard S. Rouse (112,600 shares to Mr. Rouse and 21,400 shares to certain designees named by Mr. Rouse), Chester J. Jachimiec (132,000 shares to Mr. Jachimiec, including 16,000 shares held in each of the Paula Ann Jachimiec Trust and Sarah Elizabeth Jachimiec Trust, of which Mr. Jachimiec is the trustee, and 2,000 shares to a designee named by Mr. Jachimiec), Edward J. Hoffer (107,200 shares), James Ford (100,000 shares) and Darren B. Miller (40,000 shares)) at a price of $.003 per share for an aggregate sales price of $2,443. On October 22, 1996, Old GroupMAC issued 34,000 shares of Common Stock to Arthur B. Goetze and Darren B. Miller for a purchase price of $.938 per share for an aggregate consideration of $31,875. On October 24, 1996, Old GroupMAC and Gordon Cain entered into a Subscription Agreement pursuant to which Mr. Cain agreed to purchase from Old GroupMAC 2,600,000 shares of Common Stock at a price of $3.08 per share. Pursuant to such agreement, Mr. Cain purchased all of such shares for an aggregate of $8,000,000. On that same day, Old GroupMAC granted options to purchase shares of Common Stock as follows:
50,000 shares to Mr. Millinor (of which 16,667 vested on December 31, 1997); 46,000 shares to Mr. Jachimiec (of which 15,333 shares vested on December 31,
1997); 40,000 shares to Mr. Rouse (of which 13,333 vested on December 31, 1997); and 155,600 shares to nine other individuals (of which 103,533 shares vested on or before December 31, 1997). Such options were issued for services rendered pursuant to employment agreements and have an exercise price of $3.08. All of such sales were completed without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by
Section 4(2) of the Securities Act.

     On April 30, 1997, Mr. Millinor purchased 145 shares for an aggregate price of $1,000. Also on that date, Old GroupMAC merged into the Company and, pursuant to that merger, the Company issued to the former shareholders of Old GroupMAC 1,611,200 shares of Common Stock and assumed the obligations of Old GroupMAC under the options previously granted by it. On May 27, 1997, John Sullivan exercised an option to purchase 10,000 shares at a price per share of $3.08 for aggregate proceeds of $30,775, and in November 1997, James Nelson exercised an option to purchase 10,000 shares at a price per share of $3.08 for aggregate proceeds of $30,775. All of such sales were completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     On May 2, 1997, the Company issued 4,652,140 shares of Common Stock and 14,873,133 shares of Series A Preferred Stock to the shareholders of Airtron for all of the issued and outstanding capital stock, warrants, SARs and Deferred Compensation interests of Airtron; on June 20, 1997, the Company issued 403,111 shares of Common Stock and 1,568,000 shares of Series D Preferred Stock to two shareholders of K&N for all the issued and outstanding stock of K&N; on June 24, 1997, the Company issued 105,686 shares of Common Stock and 580,000 shares of Series E Preferred Stock to two former shareholders of Hallmark Air Conditioning, Inc. ("Hallmark") for all the issued and outstanding stock of Hallmark; on June 24, 1997, the Company issued 12,698 shares of Common Stock to one shareholder of AA JARL, Inc. ("Jarrell") for all the issued and outstanding stock of Jarrell; on June 24, 1997, the Company issued 5,143 shares of Common Stock to Way Residential ("Way"); on June 25, 1997, the Company issued 359,308 shares of Common Stock to four shareholders of A-ABC Appliance, Inc. ("A-ABC") and A-1 Appliance & Air Conditioning, Inc. ("A-1") for all the issued and outstanding stock of A-ABC and A-1; on June 25, 1997, the Company issued 157,256 shares of Common Stock and 678,920 shares of Series B Preferred Stock (which were exchanged for 43,106 additional shares of Common Stock of the Company) to one shareholder of Charlie Crawford, Inc. ("Charlie's") for all the issued and outstanding stock of Charlie's; on June 21, 1997, the Company issued 52,428 shares of Common Stock and 100,000 shares of Series C Preferred Stock to two shareholders of Costner Brothers, Inc. ("Costner") for all the issued and outstanding stock of Costner; on July 15, 1997, the Company issued 62,000 shares of Common Stock and 664,691 shares of Series F Preferred Stock to two shareholders of Sibley Services, Incorporated ("Sibley") for all the issued and outstanding stock of Sibley; on July 17, 1997, the Company issued 191,900 shares of Common Stock and 500,000 shares of Series H Preferred Stock to Callahan Roach; and on July 31, 1997, the Company issued 49,803 shares of Common Stock and 435,771 shares of Series G Preferred Stock to USA (such sales of Common Stock and Preferred Stock are herein referred to as "Pre-Offering
Company Sales").

     Simultaneously with the consummation of the IPO, the Company issued 2,792,762 shares of Common Stock in connection with the acquisitions of the Offering Acquisition Companies (such sales of Common Stock are herein referred to as "Offering Acquisition Company Sales").

     The Pre-Offering Company Sales and the Offering Acquisition Company Sales were completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     On May 19, 1997, the Company sold 35,297 units consisting of an aggregate of 14,119 shares of Common Stock and 45,138 shares of Series A Preferred Stock to certain Airtron division vice presidents at a price of $4.04 per unit for an aggregate sales price of $142,600. On July 17, 1997, the Company sold approximately 1,597,686 units consisting of an aggregate of 639,074 shares of Common Stock and 2,043,121 shares of Series A Preferred Stock to the participants in the Airtron, Inc. Savings and Profit Sharing Plan at a price of $4.04 per unit for an aggregate sales price of $6,454,651. Such sales were exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     During 1997, the Company completed the IPO. The shares of Common Stock sold in the IPO were registered by the Company under the Securities Act pursuant to a registration statement on Form S-1, Registration No. 333-34067 (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission on November 6, 1997, and the IPO commenced on that date.

     Pursuant to the IPO, the Company sold to the underwriters 8,340,000 shares of Common Stock during November and December 1997. The price to the public of the Common Stock sold pursuant to the IPO was $14.00 per share, resulting in an aggregate price to the public of $116,760,000. The IPO terminated before the sale of all shares of Common Stock registered pursuant to the Registration Statement. The managing underwriters for the IPO were The Robinson-Humphrey Company, LLC, William Blair & Company, L.L.C., and ABN AMRO Chicago Corporation.

     In connection with the IPO, the Company incurred the following expenses:

Underwriters' commissions and
discounts............................  $     8,173,200
Commission registration fee..........           79,800
Federal Trade Commission review
fees.................................           90,000
NASD filing fee......................           13,800
NYSE listing fee.....................          163,100
Printing and engraving expenses......          480,600
Legal and other professional fees and
expenses.............................        1,649,400
Accounting fees and expenses.........        1,695,700
Miscellaneous........................          863,000
                                       ---------------
                                       $    13,208,600
                                       ===============

     After payment of the above expenses, the Company received net proceeds from the IPO of $103,551,400. The Company used the net proceeds of the IPO during 1997 for the following purposes:

Acquisition of businesses............  $    29,800,000
Repayment of indebtedness............       42,600,000
Retirement of Preferred Stock........       19,300,000
Working capital for general corporate
purposes.............................       11,851,400
                                       ---------------
                                       $   103,551,400
                                       ===============

     During the first quarter of 1998, the Company used the portion of the IPO proceeds related to general corporate purposes to fund final consideration settlements related to the GroupMAC Companies and a portion of the closing consideration of first quarter 1998 acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA.

     The first and largest acquisition made by the Company was that of Airtron. For accounting purposes, this transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, because the former shareholders of Airtron owned a majority of GroupMAC's Common Stock upon consummation of the transaction. As such, the summary historical financial data set forth below as of and for the three-year period ended February 28, 1997 have been derived from the financial statements of Airtron, which have been audited by KPMG Peat Marwick LLP, independent public accountants. The financial statements of GroupMAC and the GroupMAC Companies (other than Airtron) are included in the financial statements from their respective dates of acquisition. The consolidated financial statements of the Company as of December 31, 1997 and February 28, 1997, and for each of the periods then ended and the year ended February 29, 1996, and the report thereon, are included elsewhere herein.

     The selected pro forma financial data presents certain information for the Company, as adjusted for (i) the effects of the acquisitions of the GroupMAC Companies and (ii) the effects of certain pro forma adjustments to the historical financial statements of the GroupMAC Companies which are directly related to these acquisitions. The selected pro forma financial data of the Company do not purport to represent what the Company's results of operations actually would have been had these events, in fact, occurred on January 1, 1997, nor are they intended to project the Company's results of operations for any future period.

     The selected financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the related notes included elsewhere herein (in thousands, except per share data):

                                                                               HISTORICAL
                                                        ---------------------------------------------------------
                                         PRO FORMA       TEN MONTHS
                                         YEAR ENDED        ENDED        FISCAL YEAR ENDED FEBRUARY 28 OR 29,(3)
                                        DECEMBER 31,    DECEMBER 31,   ------------------------------------------
                                          1997(1)         1997(2)        1997       1996       1995       1994
                                        ------------    ------------   ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Revenues.............................     $329,038        $138,479     $  81,880  $  73,765  $  72,226  $  66,281
Gross Profit.........................       77,676          36,717        23,374     21,091     21,766     18,977
Selling, General and Administrative
  Expenses...........................       57,888(4)       35,862(5)     19,811     17,615     20,282(6)  15,760
Goodwill Amortization(7).............        2,131             633            --         --         --         --
                                        ------------    ------------   ---------  ---------  ---------  ---------
Income from Operations...............       17,657             222         3,563      3,476      1,484      3,217
Interest Income (Expense), Net.......          442          (1,144)           89         68         76        127
Other Income, Net....................          715             112           256        246        140         33
                                        ------------    ------------   ---------  ---------  ---------  ---------
Income (Loss) Before Income Tax
  Provision..........................       18,814            (810)        3,908      3,790      1,700      3,377
Income Tax Provision.................        8,378           2,832         1,572      1,651        911      1,300
                                        ------------    ------------   ---------  ---------  ---------  ---------
Net Income (Loss)....................     $ 10,436        $ (3,642)    $   2,336  $   2,139  $     789  $   2,077
                                        ============    ============   =========  =========  =========  =========
Net Earnings (Loss) Per Share:
    Basic............................     $   0.49        $  (0.34)
                                        ============    ============
    Diluted..........................     $   0.49        $  (0.34)
                                        ============    ============
Weighted Average Shares Outstanding:
    Basic............................       21,146          10,800
                                        ============    ============
    Diluted..........................       21,340          10,800
                                        ============    ============
                                                                   FEBRUARY 28 OR 29,
                                        DECEMBER 31,   ------------------------------------------
                                            1997         1997       1996       1995       1994
                                        ------------   ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash and Cash Equivalents............     $ 25,681     $   4,339  $   1,774  $     650  $     186
Working Capital......................       40,478         6,337      3,285      4,561      3,473
Total Assets.........................      192,687        27,153     28,282     23,528     15,221
Total Debt...........................        2,938         1,290         --         --         --
Shareholders' Equity.................      136,653         5,991      6,373      5,955      2,175

------------

(1) Pro forma financial data give effect to the acquisitions that are described in the notes to consolidated financial statements, as if they had all occurred at January 1, 1997. Such results are not necessarily indicative of the results the Company would have obtained had these events actually occurred on January 1, 1997. Pro forma financial data give effect to a reduction in interest expense as a result of reductions in indebtedness upon application of a portion of the net proceeds to the Company from the IPO.

(2) The Company's acquisitions of the GroupMAC Companies (other than Airtron) and GroupMAC have been accounted for as purchases and, accordingly, the operations of these acquired businesses are included in the financial data from the effective date of their respective acquisition.

(3) Concurrent with the IPO, the Company changed its fiscal year end from February 28 to December 31.

(4) Reflects a decrease of $10.2 million for the pro forma reductions in salaries, bonuses and benefits to former owners of the GroupMAC Companies to which they have agreed and includes $5.0 million of expenses for the formation and build-up of corporate management and infrastructure. Also excludes non-recurring, non-cash compensation expense of $7.0 million related to the reverse acquisition of GroupMAC during the second quarter of 1997.

(5) Includes $7.0 million of non-recurring, non-cash compensation expenses related to the reverse acquisition of GroupMAC during the ten months ended December 31, 1997.

(6) Includes $2.4 million for compensation expense resulting from revaluation of warrants.

(7) Consists of amortization recorded or to be recorded, as a result of the acquisition of the GroupMAC Companies, over a 40-year period and computed on the basis described in the notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company's revenues are derived from providing new installation services and maintenance, repair and replacement services for HVAC, plumbing, electrical and other systems to residential and commercial customers. Approximately 55% of the Company's combined 1997 revenues of $329.0 million were derived from new installation services and 45% were attributable to maintenance, repair and replacement services. Maintenance, repair and replacement revenues are recognized as the services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. Revenues from fixed price installation and retrofit contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method.

     The Company intends to make additional acquisitions across the three main technical disciplines (HVAC, plumbing and electrical) within the residential and commercial markets. The Company's long-term objective is to develop maintenance, repair and replacement capabilities (both residential and commercial) in the top 100 markets within the United States, while offering new installation services across a more limited range of markets where new construction in the residential and/or commercial sectors is expected to out-pace the national average over the long term. Over time, this objective is expected to shift revenues of the Company to an increased percentage of service revenue.

     Costs of services consists primarily of components, parts and supplies related to the Company's new installation and maintenance, repair and replacement services, salaries and benefits of service and installation technicians, subcontracted services, depreciation, fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for prior owners, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

     The Company's diversified business mix is reflected to varying degrees in its gross margins. The Company's businesses performing primarily maintenance, repair and replacement services in the residential markets tend to have higher gross margins, averaging 36.2% for the combined twelve months ended December 31, 1997. The combined gross margin for the GroupMAC Companies providing primarily maintenance, repair and replacement services in the commercial markets was 20.3% for the combined twelve months ended December 31, 1997. On average, the GroupMAC Companies primarily engaged in residential new installation services have lower gross margins. Such companies' combined gross margin was 21.2% for the combined twelve months ended December 31, 1997. The company primarily providing HVAC services in the residential new installation market had a gross margin of 28.2%, which was somewhat offset by the companies providing primarily plumbing service to this market at gross margins ranging from 11.1% to 15.0%. Future consolidated gross margins may vary depending on, among other things, shifts in the business mix within the GroupMAC Companies as well as the impact of future acquisitions on the business mix.

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

     The following discussion should be read in conjunction with the historical financial statements and related notes and Item 6, "Selected Financial Data," contained elsewhere herein. The combined data do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the revenues, cost of sales and gross margin of the GroupMAC Companies on a historical basis. The combined results of operations assume that each of the GroupMAC Companies was combined at the beginning of each period presented. The combined data also excludes the effect of pro forma adjustments and may not be comparable to, and may not be indicative of, the Company's post-combination results of operations because (i) the GroupMAC Companies were not under common control or management during the periods presented and (ii) the combined data do not reflect the potential benefits and cost savings the Company expects to realize when operating as a combined entity.

RESULTS OF OPERATIONS

     Effective April 30, 1997, GroupMAC entered into an Agreement and Plan of Exchange (the "Agreement") with Airtron, in which $20.4 million in cash, 14.9 million shares of GroupMAC preferred stock and 4.7 million shares of GroupMAC Common Stock were issued to shareholders of Airtron in exchange for all of the then outstanding shares of Airtron. Although for legal purposes Airtron was acquired by GroupMAC, for accounting purposes, the transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, due to the fact that the former shareholders of Airtron then owned a majority of the outstanding GroupMAC Common Stock. In connection with the purchase of GroupMAC, the consideration paid to the shareholders of GroupMAC was recorded as nonrecurring compensation expense of $7.0 million in the accompanying statements of operations for the ten months ended December 31, 1997. The consolidated financial statements presented elsewhere herein for the periods prior to the effective date of the acquisition only include the accounts of Airtron. The consolidated statements of shareholders' equity have been converted from Airtron's capital structure to GroupMAC's capital structure to reflect the exchange of shares pursuant to the Agreement. Concurrent with the IPO, the Company changed its fiscal year end from February 28 to December 31.

     During June and July 1997, the Company acquired in separate transactions 10 additional companies (the "Pre-Offering Companies") through a combination of cash, preferred stock, Common Stock and warrants to purchase shares of Common Stock of GroupMAC. During the fourth quarter of 1997, the Company acquired, concurrently with the IPO, 13 additional companies (the "Offering Acquisition Companies" and together with Airtron and the Pre-Offering Companies the "GroupMAC Companies") through a combination of cash and Common Stock of the Company.

     The following table sets forth certain financial data for the periods indicated (dollars in thousands):


                                                                  HISTORICAL                                   COMBINED
                                       ----------------------------------------------------------------  --------------------
                                         TEN MONTHS ENDED                FISCAL YEAR ENDED               TWELVE MONTHS ENDED
                                                                         FEBRUARY 28 OR 29,                  DECEMBER 31,
                                           DECEMBER 31,      ------------------------------------------  --------------------
                                               1997                  1997                  1996                  1997
                                       --------------------  --------------------  --------------------  --------------------
Revenues.............................  $ 138,479      100.0% $  81,880      100.0% $  73,765      100.0% $ 329,038      100.0%
Cost of Services.....................    101,762       73.5     58,506       71.5     52,674       71.4    251,362       76.4
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Profit.........................     36,717       26.5     23,374       28.5     21,091       28.6  $  77,676       23.6%
                                                                                                         =========  =========
Selling, General and Administrative
  Expenses...........................     36,495       26.3     19,811       24.1     17,615       23.9
                                       ---------  ---------  ---------  ---------  ---------  ---------
Income from Operations...............        222        0.2      3,563        4.4      3,476        4.7
Interest, Net........................     (1,144)      (0.8)        89        0.1         68        0.1
Other................................        112         --        256        0.3        246        0.3
                                       ---------  ---------  ---------  ---------  ---------  ---------
Income (Loss) Before Income
  Tax Provision......................       (810)      (0.6)     3,908        4.8      3,790        5.1
Income Tax Provision.................      2,832        2.0      1,572        1.9      1,651        2.2
                                       ---------  ---------  ---------  ---------  ---------  ---------
Net Income (Loss)....................  $  (3,642)      (2.6)% $   2,336       2.9% $   2,139        2.9%
                                       =========  =========  =========  =========  =========  =========

                                             COMBINED
                                       -------------------
                                       TWELVE MONTHS ENDED
                                           DECEMBER 31,
                                       -------------------
                                               1996
                                       --------------------
Revenues.............................  $ 306,025      100.0%
Cost of Services.....................    234,673       76.7
                                       ---------  ---------
Gross Profit.........................  $  71,352       23.3%
                                       =========  =========


TEN MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1997

     REVENUES. Revenues increased $56.6 million, or 69.1%, to $138.5 million for the ten months ended December 31, 1997 from $81.9 million for the twelve months ended February 28, 1997. The increase in revenues was attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997 and the acquisitions of the Offering Acquisition Companies during November 1997. The increase in revenues was partially offset as the period ended December 31, 1997 included ten months while the period ended February 28, 1997 included twelve months.

     GROSS PROFIT. Gross profit increased $13.3 million, or 56.8%, to $36.7 million for the ten months ended December 31, 1997 from $23.4 million for the twelve months ended February 28, 1997. The increase in gross profit was primarily attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and lower material costs at Airtron. The increase in gross profit was partially offset as the period ended December 31, 1997 included ten months while the period ended February 28, 1997 included twelve months. Gross profit margin decreased 2.0% for the ten months ended December 31, 1997 compared to the twelve months ended December 31, 1997 because certain of the GroupMAC Companies' gross profit margins were considerably lower than those achieved at Airtron.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $16.7 million, or 84.3%, to $36.5 million for the ten months ended December 31, 1997 from $19.8 million for the twelve months ended February 28, 1997. Such increase was primarily attributable to (i) a $7.0 million non-recurring non-cash compensation charge related to the reverse acquisition of GroupMAC in May 1997, (ii) a $0.2 million non-recurring, non-cash compensation charge related to the issuance of management shares and options,
(iii) the aforementioned acquisitions and (iv) a $4.1 million increase in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies. As a percentage of revenues, selling, general and administrative expenses, excluding the aforementioned items, decreased to 17.5% for the ten months ended December 31, 1997 from 24.1% for the twelve months ended February 28, 1997, respectively, due primarily to prospective reductions in compensation to former owners, to which they agreed. These reductions in salaries are in accordance with the terms of their employment agreements.

     NET INTEREST. Net interest was an expense of $1.1 million for the ten months ended December 31, 1997. For the twelve months ended February 28, 1997, net interest income was $0.1 million. Interest charges increased during the ten months ended December 31, 1997 due to borrowings under the Company's credit facilities to fund the cash portion of the acquisition of Airtron and the Pre-Offering Companies. See "Liquidity and Capital Resources".

     INCOME TAX PROVISION. The income tax provision increased $1.2 million, or 75.0%, to $2.8 million for the ten months ended December 31, 1997 from $1.6 million for the twelve months ended February 28, 1997 while pre-tax income decreased $4.7 million. Excluding the effect of the $7.2 million non-deductible compensation charge discussed above, the effective tax rate for the ten months ended December 31, 1997 was 44.2% compared to 40.2% for the twelve months ended February 28, 1997, resulting primarily from the non-deductible goodwill amortization of $0.6 million in the ten months ended December 31, 1997.

TWELVE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 29, 1996

     REVENUES. Revenues increased $8.1 million, or 11.0%, to $81.9 million for the twelve months ended February 28, 1997 from $73.8 million for the twelve months ended February 29, 1996. The increase in revenues was attributable to increased market penetration in new residential construction in the Indianapolis, Indiana and Dallas, Texas markets, resulting in a larger volume of new home starts.

     GROSS PROFIT. Gross profit increased $2.3 million, or 10.9%, to $23.4 million for the twelve months ended February 28, 1997 from $21.1 million for the twelve months ended February 29, 1996. Gross profit margin remained relatively constant at 28.5% and 28.6% for the twelve months ended February 28, 1997 and February 29, 1996, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.2 million, or 12.5%, to $19.8 million for the twelve months ended February 28, 1997 from $17.6 million for the same period ended February 29, 1996. Such increase was primarily attributable to an increase in compensation, vehicle leases and professional fees of the Company. As a percentage of revenues, selling, general and administrative expenses remained relatively constant at 24.1% and 23.9% for the twelve months ended February 28, 1997 and February 29, 1996, respectively.

     INCOME TAX PROVISION. The income tax provision decreased $0.1 million, or 5.9%, to $1.6 million for the twelve months ended February 28, 1997 from $1.7 million for the same period ended February 29, 1996. The effective tax rate for the twelve months ended February 28, 1997 was 40.2% compared to 43.6% for the same period ended February 29, 1996. The decrease in the effective tax rate was due to a higher state income tax provision for the twelve months ended February 29, 1996.

COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1996

     REVENUES. Combined revenues increased $23.0 million, or 7.5%, to $329.0 million for the twelve months ended December 31, 1997 from $306.0 million for the twelve months ended December 31, 1996. The increase in combined revenues was primarily volume driven and was attributable to continuing strength in the Seattle and Portland commercial markets including a $20.0 million contract with a large software company, increased market penetration at Airtron's Columbus, Dayton, Austin, and Northern Kentucky locations, obtaining a new supermarket chain as a client and attaining increased pricing in the California commercial markets, incremental construction business from existing customers and further market penetration in the commercial service sector in Minnesota and incremental residential new installation business from existing customers in the Washington, D.C. area.

     GROSS PROFIT. Combined gross profit increased $6.3 million, or 8.8%, to $77.7 million for the twelve months ended December 31, 1997 from $71.4 million for the twelve months ended December 31, 1996. Combined gross profit margin increased slightly to 23.6% for the twelve months ended December 31, 1997 from 23.3% for the same period during 1996. The increase in combined gross profit was primarily attributable to the overall revenue increase coupled with lower material costs at Airtron, an increase in higher margin special project and tenant improvement commercial work in the Pacific Northwest, a higher mix of fire sprinkler installations in the Washington, D.C. market that typically produce higher margins and the overall pricing increases experienced in the California market.

YEAR 2000

     Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000 and later. This could result in significant system and equipment failures. The Company recognizes that it must take action to ensure that its products and operations will not be adversely impacted by Year 2000 software failures and is currently developing detailed assessments and action plans to address Year 2000 issues. Irrespective of the Year 2000 issue, the Company is in the process of developing data processing systems throughout the organization for its overall information needs which will be free of any Year 2000 limitations. The common data processing system will be implemented first at GroupMAC Companies with identified Year 2000 constraints which are not expected to be corrected by other means. The Company expects to commence user-acceptance testing of the new data processing system by the end of 1998 with implementation beginning in 1999. The Company currently does not have an overall estimate of the cost associated with the purchase and implementation of the new processing system.

     The Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. The Company has not assessed the potential adverse effect on the Company with respect to customers and suppliers with Year 2000 problems.

SEASONALITY AND CYCLICALITY

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

INFLATION

     Inflation did not have a significant effect on the results of operations of the GroupMAC Companies for the ten months ended December 31, 1997 or the years ended February 28, 1997 or February 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During November and December 1997, the Company completed the IPO involving the sale of 8.3 million shares of Common Stock at a price to the public of $14.00 per share. The net proceeds from the IPO (after deducting underwriting discounts and commissions and offering expenses) were approximately $103.6 million. Of this amount, $29.8 million was used to pay the cash portion of the closing consideration relating to the acquisitions of one Pre-Offering Company and the Offering Acquisition Companies, $42.6 million to repay coporate indebtedness and debt assumed in connection with the acquisition of the GroupMAC Companies, $19.3 million to retire all of the then outstanding preferred stock and $11.9 million for general corporate purposes including working capital, final consideration settlements related to the GroupMAC Companies and acquisitions consummated in 1998 to date.

     Historically, the operations and growth of the Company have been financed through internally generated working capital and borrowings from commercial banks or other lenders. These borrowings were generally secured by substantially all of the assets of the Company, as well as personal guarantees of the respective owners.

     On December 11, 1997, the Company entered into a three year agreement with Texas Commerce Bank National Association, (now Chase Bank of Texas National Association) as Agent, and four other banks to provide a revolving credit facility (the "Credit Agreement") with an initial borrowing capacity of up to $75.0 million. Under this Credit Agreement, the Company is required to maintain
(i) a minimum fixed charge coverage ratio; (ii) a minimum tangible net worth that is positive; (iii) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (iv) a maximum ratio of debt to historical earnings before interest, taxes, depreciation and amortization; (v) a maximum amount of other indebtedness in relation to consolidated shareholders' equity and (vi) a minimum amount of consolidated net worth. The Company is presently in compliance with those covenants. The Credit Agreement matures on December 11, 2000. No borrowings existed under this facility as of December 31, 1997.

     The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the ten months ended December 31, 1997, capital expenditures aggregated $2.0 million. The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

     For the ten months ended December 31, 1997 and the years ended February 28, 1997 and February 29, 1996, the Company generated $4.4 million, $3.7 million and $4.0 million in cash from operating activities, respectively. For the ten months ended December 31, 1997, net income, depreciation, amortization, deferred taxes and non-cash compensation generated $7.5 million and changes in asset and liability accounts utilized a net $3.1 million. For the twelve months ended February 28, 1997, net income, depreciation, amortization and deferred taxes generated $4.9 million, and changes in asset and liability accounts utilized a net $1.2 million. For the twelve months ended February 29, 1996, net income, depreciation, amortization and deferred taxes generated $1.0 million, and changes in asset and liability accounts generated a net $3.0 million.

     For the ten months ended December 31, 1997, the Company used $37.9 million in investing activities. The cash expended during the ten months ended December 31, 1997 consisted of $35.8 million for acquisitions and $2.0 million for capital expenditures. The cash impact of investing activities for the twelve months ended February 28, 1997 and February 29, 1996 was not significant.

     For the ten months ended December 31, 1997, the Company generated $54.9 million in cash from its financing activities. These activities principally consisted of issuance of Common Stock for $109.7 million and proceeds from long-term debt of $32.5 million less distributions to shareholders of $20.4 million, payments of long-term debt of $47.7 million and retirement of preferred stock of $19.3 million. The cash impact of financing activities for the twelve months ended February 28, 1997 and February 29, 1996 was not significant.

     During the fourth quarter of 1997, the Company registered seven million shares of Common Stock under the Securities Act of 1933, as amended, for its use in connection with future acquisitions. After their issuance, those registered shares generally are freely tradable by persons not affiliated with the Company unless the Company contractually restricts the resale. Substantially all of the shares of common stock issued in connection with the acquisition of the GroupMAC Companies were not registered under the Securities Act and were also subject to contractual restrictions on transfer. However, the holders of these shares will be permitted to transfer a limited amount of these shares during 1998. During the first quarter of 1998, the Company completed the acquisition of 15 platform and four tuck-in companies (the "Post-Offering Companies") that will be accounted for as purchases. The combined annual revenues of the Post-Offering Companies were approximately $155.0 million. Total consideration paid was $68.5 million, which included cash payments of $36.9 million, $0.8 million of subordinated convertible debt and 2.5 million shares of Common Stock. The Company financed the cash portion of the purchase price using (i) remaining funds from the IPO, (ii) cash borrowed under the Credit Agreement and (iii) internally generated funds. As of March 27, 1998, the funds available through the Credit Agreement totaled $55.2 million, subject to the maintenance of financial ratios and covenants.

     The Company has signed definitive agreements to purchase two platform companies with combined annual revenues of $28.4 million. Total consideration to be paid is approximately $21.7 million which includes cash payments of $11.9 million and 0.8 million shares of Common Stock. Both acquisitions will be accounted for as purchases.

     The Company intends to aggressively pursue acquisition opportunities. Management believes that funds provided by operations, together with funds available under the Credit Agreement, will be adequate to meet the Company's anticipated requirements for acquisitions. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which the Company is required to adopt for annual periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is expected that this statement will not significantly affect the Company's financial statements, as the Company does not have significant transactions and other events from non-owner sources that affect equity.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which the Company is required to adopt for annual periods beginning after December 15, 1997 and interim periods beginning in fiscal year 1999. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report information about segments in interim financial reports issued to shareholders. The Company has not yet completed its analysis of this statement and the impact on its financial statements.

        CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company and business strategies for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "anticipates," "intend," "goal," "estimate," "expects," "project,"
"potential," "forecast," "plans," "should," "designed to,"
"foreseeable future," "outlook," "believe," and "scheduled" and similar terms (and variations thereof) and phrases.

     When a forward-looking statement includes a statement of the assumptions or basis underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

DEVELOPMENT, IMPLEMENTATION, AND INTEGRATION OF OPERATING SYSTEMS AND POLICIES

     As a rapidly growing provider of HVAC, plumbing and electrical services, the Company is faced with the development, implementation and integration of Company-wide policies and systems related to its operations. The Company plans to implement and integrate certain information and operating systems and procedures for its subsidiaries including, but not limited to, accounting systems, employment and human resources policies, uniform purchasing programs and certain centralized marketing programs. Its subsidiaries may need to modify certain systems and policies they have utilized historically to implement the Company's systems and policies. As a result of the Company's decentralized operating strategy, there can be no assurance that the Company's operating systems and policies will be successfully implemented at the subsidiary level or that the Company will be successful in monitoring the performance of the subsidiaries. Furthermore, much of the Company's management group has been assembled only recently, and a significant number of the Company's management group has not worked in the HVAC, plumbing and electrical service industries prior to joining the Company. There can be no assurance that the management group will be able to manage the combined entity or to implement effectively the Company's operating strategy, internal growth strategy and acquisition program.The Company may experience delays, complications and expenses in implementing, integrating and operating such systems and in managing its businesses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON ACQUISITIONS FOR GROWTH

     The Company intends to grow primarily by acquiring residential and commercial contracting businesses that install or maintain, repair and replace HVAC, plumbing, electrical and other systems and equipment in existing homes and commercial buildings and in homes and commercial buildings under construction in its existing and new markets. The Company's acquisition strategy presents risks that, singly or in any combination, could materially adversely affect the Company's business, financial condition and results of operations. These risks include the possibility of the adverse effect on existing operations of the Company from the diversion of management attention and resources to acquisitions, the possible loss of acquired customer bases and key personnel, including service technicians and managers, possible adverse effects on earnings resulting from amortization of goodwill created in purchase transactions and the contingent and latent risks associated with the past operations and other unanticipated problems arising in the acquired businesses. The success of the Company's acquisition strategy will depend on the extent to which it is able to acquire, successfully absorb and profitably manage additional businesses, and no assurance can be given that the Company's strategy will succeed. The increasing competition for suitable acquisition targets could limit the Company's ability to locate suitable acquisition targets and could increase the cost of purchasing such acquisition targets.

DOWNTURNS IN HOUSING STARTS OR NEW COMMERCIAL CONSTRUCTION

     A substantial portion of the Company's business involves installation of HVAC and/or plumbing systems in newly constructed residences and commercial buildings. The extent to which the Company is able to maintain or increase revenues from new installation services in the residential market will depend in part on the levels of housing starts from time to time in the geographic markets in which it operates and likely will reflect the cyclical nature of the housing industry. The housing industry is affected significantly by changes in general and local economic conditions, such as employment and income levels, the availability and cost of financing for home buyers (including the continued deductibility of mortgage interest in determining federal income tax), consumer confidence and housing demand. The level of new commercial installation services is similarly affected by fluctuations in the level of new construction of commercial buildings in the markets in which the Company operates, due to local economic conditions, changes in interest rates and other similar factors. Downturns in the levels of housing starts and/or new commercial construction could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Cyclicality."

AVAILABILITY OF TECHNICIANS

     The Company's ability to provide high-quality HVAC, plumbing and electrical services on a timely basis requires an adequate supply of skilled technicians. Accordingly, the Company's ability to increase its productivity and profitability will be limited by its ability to employ, train and retain the skilled technicians necessary to meet the Company's service requirements. From time to time, there are shortages of qualified technicians, and there can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to operate efficiently, that the Company's labor expenses will not increase as a result of a shortage in the supply of skilled technicians or that the Company will not have to curtail its planned internal growth as a result of labor shortages. See Item 1, "Business -- Centralized Support
Services -- Employee Screening, Training and Development."

WEATHER

     The Company's service business tends to be adversely affected by moderate weather patterns, with comparatively warm winters and cool summers generally reducing the demand for the Company's maintenance, repair and replacement services. Additionally, the Company's new installation business is adversely affected by extremely cold weather and by the amount of precipitation that an area receives during the construction season. Prolonged climate or weather conditions may cause unpredictable fluctuations in operating results. The Company's operations are also subject to seasonal variations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Cyclicality."

COMPETITION

     The HVAC, plumbing and electrical service industries are highly fragmented with low barriers to entry. Therefore, these industries are very competitive and are served principally by small, owner-operated private companies. Certain of these smaller competitors have lower overhead cost structures and may be able to provide their services at lower rates than the Company. The Company believes the HVAC, plumbing and electrical service industries are subject to rapid consolidation on both a national and a regional scale. Five companies, in addition to the Company, have completed initial public offerings, have begun consolidation efforts and have entered into some of the Company's markets. Other companies, including unregulated affiliates of electric and gas public utilities and HVAC equipment manufacturers, have entered the industry and others may do so in the future. These consolidators and other entrants may have greater financial resources, name recognition, or other competitive advantages than the Company and may be willing to pay higher prices than the Company for the same opportunities. Consequently, the Company may encounter significant competition in its efforts to achieve its growth objectives. See Item 1, "Business -- Competition."

DEPENDENCE ON KEY PERSONNEL

     The Company's operations depend on the continuing efforts of its executive officers and the senior management of the GroupMAC Companies, and the Company will depend on the senior management of significant businesses it acquires in the future. The business of the Company could be affected adversely if any of these persons does not continue in his or her management role with the Company and the Company is unable to attract and retain qualified replacements.

DEPENDENCE ON ADDITIONAL CAPITAL FOR FUTURE GROWTH

     The Company historically has financed capital expenditures and acquisitions primarily through the issuance of equity securities, secured bank borrowings and internally generated cash flow. The timing, size and success of the Company's acquisition efforts and the associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its Common Stock for a significant portion of the consideration to be paid. If the Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to initiate and maintain its acquisition program. There can be no assurance the Company will be able to raise sufficient capital at reasonable rates, if at all. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS

     As of March 27, 1998, the executive officers, directors and certain founding shareholders of the Company will beneficially own in the aggregate approximately 25% of GroupMAC's outstanding common stock. Accordingly, such persons will have substantial influence on the Company, which influence might not be consistent with the interests of other shareholders, and on the outcome of any matters submitted to GroupMAC's shareholders for approval. In addition, although there is no current agreement, understanding or arrangement for these shareholders to act together on any matter, these shareholders may have economic and business reasons to act together, and would be in a position to execute significant influence over the affairs of the Company if they were to act together in the future. If these persons were to act in concert, they might, as a practical matter, be able to exercise control over the Company's affairs, including the election of the entire Board of Directors and (subject to Article Thirteen of the Texas Business Corporation Act which applies to transactions between the Company and certain interested persons) any matter submitted to a vote of shareholders.

OTHER FACTORS

     In addition to the factors described above, the Company may be impacted by a number of other matters and uncertainties, including: (i) potential legislation or regulatory changes; (ii) the ability of the Company and those with which it conducts business to timely resolve the Year 2000 issue (relating to potential computer and equipment failures by or at the change in the century), unanticipated costs of resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; (iii) changes in competitive conditions in the markets where the Company operates; (iv) changes in capital availability or costs, changes in interest rates, or market perceptions of the industries in which the Company operates; (v) increases in the cost of compliance with regulations, including environmental regulations, and environmental liabilities; (vi) incurrence of losses arising from the risks normally associated with the Company's business in excess of the insurance coverage maintained by the Company; and (vii) changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                           PAGE
                                           ----
GROUP MAINTENANCE AMERICA CORP. AND
  SUBSIDIARIES
     Independent Auditors' Report.......    25
     Consolidated Balance Sheets........    26
     Consolidated Statements of
     Operations.........................    27
     Consolidated Statements of
     Shareholders' Equity...............    28
     Consolidated Statements of Cash
     Flows..............................    29
     Notes to Consolidated Financial
     Statements.........................    30
SEPARATE FINANCIAL STATEMENTS OF GROUP
  MAINTENANCE AMERICA CORP. FROM
  INCEPTION THROUGH DATE OF REVERSE
  ACQUISITION
     Independent Auditors' Report.......    42
     Balance Sheets.....................    43
     Statements of Operations...........    44
     Statements of Shareholders' Equity
     (Deficit)..........................    45
     Statements of Cash Flows...........    46
     Notes to Financial Statements......    47

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Group Maintenance America Corp. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Group Maintenance America Corp. and Subsidiaries as of December 31, 1997 and February 28, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the ten months ended December 31, 1997 and the years ended February 28, 1997 and February 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group Maintenance America Corp. and Subsidiaries as of December 31, 1997 and February 28, 1997 and the results of their operations and their cash flows for the ten months ended December 31, 1997 and the years ended February 28, 1997 and February 29, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Houston, Texas
February 23, 1998

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                          DECEMBER 31,       FEBRUARY 28,
                                              1997               1997
                                          -------------      -------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......       $  25,681           $ 4,339
     Accounts receivable, net of
       allowance for doubtful
       accounts of $1,825 and $480,
       respectively..................          45,516             7,811
     Inventories.....................           8,834             3,354
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts.........           3,116                13
     Prepaid expenses and other
       current assets................           1,013               359
     Deferred tax assets.............           1,647               765
     Refundable income taxes.........              --             3,236
                                          -------------      -------------
          Total current assets.......          85,807            19,877
PROPERTY AND EQUIPMENT, net..........          11,312             1,289
GOODWILL, net of accumulated
  amortization of $633...............          84,533                --
DEFERRED TAX ASSETS..................           4,739             3,195
REFUNDABLE INCOME TAXES..............           4,529                --
OTHER LONG-TERM ASSETS...............           1,767             2,792
                                          -------------      -------------
          Total assets...............       $ 192,687           $27,153
                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings and
       current maturities of
       long-term debt................       $   2,769           $   149
     Accounts payable and accrued
       expenses......................          28,519            10,647
     Due to related parties..........           3,358                --
     Billings in excess of costs and
       estimated earnings on
       uncompleted contracts.........           4,737             1,469
     Deferred service contract
       revenue.......................           3,305               739
     Income taxes payable............              31               536
     Other current liabilities.......           2,610                --
                                          -------------      -------------
          Total current
             liabilities.............          45,329            13,540
LONG-TERM DEBT, net of current
  maturities.........................             169             1,141
COMPENSATION AND BENEFITS PAYABLE....              --             5,831
DUE TO RELATED PARTIES...............           9,745                --
OTHER LONG-TERM LIABILITIES..........             791               650
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $0.001 par
       value; 50,000 shares
       authorized; none issued and
       outstanding...................              --                --
     Common stock, $0.001 par value;
       100,000 shares authorized;
       20,629 and 4,652 shares issued
       and outstanding,
       respectively..................              21                 5
     Additional paid-in capital......         169,143             2,646
     Retained earnings (deficit).....         (32,511)            3,340
                                          -------------      -------------
          Total shareholders'
             equity..................         136,653             5,991
                                          -------------      -------------
          Total liabilities and
             shareholders' equity....       $ 192,687           $27,153
                                          =============      =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         TEN MONTHS
                                           ENDED         YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    FEBRUARY 28,    FEBRUARY 29,
                                            1997            1997            1996
                                        ------------    ------------    ------------
REVENUES.............................     $138,479        $ 81,880        $ 73,765
COSTS OF SERVICES....................      101,762          58,506          52,674
                                        ------------    ------------    ------------
          Gross profit...............       36,717          23,374          21,091
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       28,643          19,811          17,615
AMORTIZATION OF GOODWILL.............          633              --              --
COMPENSATION EXPENSE FROM REVERSE
  ACQUISITION AND ISSUANCE OF
  MANAGEMENT SHARES AND STOCK
  OPTIONS............................        7,219              --              --
                                        ------------    ------------    ------------
          Income from operations.....          222           3,563           3,476
OTHER INCOME (EXPENSE):
     Interest expense................       (1,542)            (82)             --
     Interest income.................          398             171              68
     Other...........................          112             256             246
                                        ------------    ------------    ------------
          Income (loss) before income
             tax provision...........         (810)          3,908           3,790
INCOME TAX PROVISION.................        2,832           1,572           1,651
                                        ------------    ------------    ------------
NET INCOME (LOSS)....................     $ (3,642)       $  2,336        $  2,139
                                        ============    ============    ============
BASIC EARNINGS (LOSS) PER SHARE:
     EARNINGS (LOSS) PER SHARE.......     $  (0.34)       $   0.45        $   0.35
                                        ============    ============    ============
     WEIGHTED AVERAGE SHARES
       OUTSTANDING...................       10,800           5,172           6,190
                                        ============    ============    ============
DILUTED EARNINGS (LOSS) PER SHARE:
     EARNINGS (LOSS) PER SHARE.......     $  (0.34)       $   0.45        $   0.35
                                        ============    ============    ============
     WEIGHTED AVERAGE SHARES
       OUTSTANDING...................       10,800           5,172           6,190
                                        ============    ============    ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON STOCK       ADDITIONAL    RETAINED                                     TOTAL
                                       ------------------     PAID-IN      EARNINGS    TREASURY    SUBSCRIPTIONS    SHAREHOLDERS'
                                        SHARES     AMOUNT     CAPITAL      (DEFICIT)    STOCK       RECEIVABLE         EQUITY
                                       ---------   ------    ----------    --------    --------    -------------    -------------
BALANCE, February 28, 1995...........      6,688    $  7      $  2,754     $ 3,476     $  (281)      $      --        $   5,956
    Purchases of stock...............         --      --            --          --      (2,658)             --           (2,658)
    Cancellation of treasury stock...       (996)     (1)          (53)     (1,948)      2,002              --               --
    Contributions to benefit trust...         --      --            --          --         937              --              937
    Net income.......................         --      --            --       2,139          --              --            2,139
                                       ---------   ------    ----------    --------    --------    -------------    -------------
BALANCE, February 29, 1996...........      5,692       6         2,701       3,667          --              --            6,374
    Purchases of stock...............         --      --            --          --      (2,112)             --           (2,112)
    Repurchase of warrants...........         --      --            --        (600)         --              --             (600)
    Cancellation of treasury stock...     (1,040)     (1)          (55)     (2,056)      2,112              --               --
    Distributions to shareholders....         --      --            --          (7)         --              --               (7)
    Net income.......................         --      --            --       2,336          --              --            2,336
                                       ---------   ------    ----------    --------    --------    -------------    -------------
BALANCE, February 28, 1997...........      4,652       5         2,646       3,340          --              --            5,991
    Purchase of acquired companies...      5,612       6        58,781          --          --          (6,153)          52,634
    Public offering, net of offering
      costs..........................      8,340       8       103,543          --          --              --          103,551
    Compensation expense from
      issuance of management shares
      and stock options..............          5      --           241          --          --              --              241
    Preferred stock issued to Airtron
      shareholders in reverse
      acquisition....................         --      --            --     (14,873)         --              --          (14,873)
    Distribution to Airtron
      shareholders in reverse
      acquisition....................         --      --            --     (17,336)         --              --          (17,336)
    Shares issued under subscription
      agreement......................      2,000       2            --          --          --           6,153            6,155
    Exercise of stock options........         20      --            61          --          --              --               61
    Common stock to be issued in
      acquisitions...................         --      --         3,871          --          --              --            3,871
    Net loss.........................         --      --            --      (3,642)         --              --           (3,642)
                                       ---------   ------    ----------    --------    --------    -------------    -------------
BALANCE, December 31, 1997...........     20,629    $ 21      $169,143    $(32,511)    $    --       $      --        $ 136,653
                                       =========   ======    ==========    ========    ========    =============    =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATMENTS.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                         TEN MONTHS
                                           ENDED         YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    FEBRUARY 28,    FEBRUARY 29,
                                            1997            1997            1996
                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)................     $ (3,642)       $  2,336        $  2,139
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
        Depreciation and
          amortization...............        1,413             208             238
        Gain from sale of property
          and equipment..............          (32)           (224)             (9)
        Deferred income taxes........        2,482           2,336          (1,401)
        Non-cash compensation
          expense....................        7,219              --             --
        Changes in operating assets
          and liabilities, net of
          effect of acquisitions
          accounted for as purchases:
            (Increase) decrease in --
                Accounts
                  receivable.........       (2,849)           (402)           (403)
                Inventories..........         (656)            332             172
                Costs and estimated
                  earnings in excess
                  of billings on
                  uncompleted
                  contracts..........          503              23             163
                Prepaid expenses and
                  other current
                  assets.............           46              (8)            (34)
                Refundable income
                  taxes..............        1,665          (3,235)             --
                Other long-term
                  assets.............         (299)             --              --
            Increase (decrease) in --
                Accounts payable.....         (918)            (77)            425
                Accrued expenses.....       (4,598)          2,534             667
                Due to related
                  parties............         (732)             --              --
                Billings in excess of
                  costs and estimated
                  earnings on
                  uncompleted
                  contracts..........        1,572             (86)           (144)
                Deferred service
                  contract revenue...           94               6              24
                Income tax payable...        1,586            (296)            591
                Other current
                  liabilities........        1,442              --              --
                Compensation and
                  benefits payable...           (8)            255           1,579
                Other long-term
                  liabilities........          120              --              --
                                        ------------    ------------    ------------
                    Net cash provided
                      by operating
                      activities.....        4,408           3,702           4,007
                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net
      of cash acquired of $5,263.....      (35,767)             --              --
    Deferred acquisition costs.......         (246)             --              --
    Purchases of property and
      equipment......................       (2,017)           (182)           (246)
    Proceeds from sale of property
      and equipment..................           83             296              57
    Proceeds from note receivable....           --             156              --
                                        ------------    ------------    ------------
                    Net cash provided
                      by (used in)
                      investing
                      activities.....      (37,947)            270            (189)
                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of common stock........           --            (787)         (2,658)
    Retirement of preferred stock....      (19,277)             --              --
    Repurchase of warrants...........           --            (539)             --
    Proceeds from long-term debt.....       32,500              --              --
    Payments of long-term debt.......      (47,742)            (35)             --
    Payments of other long-term
      obligations....................           --             (39)            (36)
    Issuance of common stock.........      109,706              --              --
    Exercise of stock options........           61              --              --
    Distributions to shareholders
      prior to initial public
      offering.......................      (20,367)             (7)             --
                                        ------------    ------------    ------------
                    Net cash provided
                      by (used in)
                      financing
                      activities.....       54,881          (1,407)         (2,694)
                                        ------------    ------------    ------------
NET INCREASE IN CASH AND
  EQUIVALENTS........................       21,342           2,565           1,124
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        4,339           1,774             650
                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of
  period.............................     $ 25,681        $  4,339        $  1,774
                                        ============    ============    ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

     Group Maintenance America Corp. ("GroupMAC") was incorporated as a Texas corporation to build a national company providing commercial and residential heating, ventilation and air conditioning ("HVAC"), plumbing and electrical services.

     Effective April 30, 1997, GroupMAC entered into an Agreement and Plan of Exchange (the "Agreement") with Airtron, Inc. ("Airtron") and certain of its shareholders, pursuant to which $20.4 million in cash, 14.9 million shares of GroupMAC preferred stock and 4.7 million shares of GroupMAC common stock were issued to shareholders of Airtron in exchange for all of the then outstanding shares of Airtron.

     Although for legal purposes Airtron was acquired by GroupMAC, for accounting purposes, the transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, due to the fact that the former shareholders of Airtron then owned a majority of GroupMAC common stock. In connection with the purchase of GroupMAC, the consideration paid to the shareholders of GroupMAC was recorded as nonrecurring compensation expense of $7.0 million in the accompanying statements of operations for the ten months ended December 31, 1997. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of Airtron. The consolidated statements of shareholders' equity have been converted from Airtron's capital structure to GroupMAC's capital structure to reflect the exchange of shares pursuant to the Agreement. The cash and redeemable preferred stock paid to the Airtron shareholders, net of existing liabilities to former shareholders, has been treated as a distribution to the Airtron shareholders. The consolidated group of companies are collectively referred to herein as GroupMAC and Subsidiaries or the "Company." All significant intercompany balances have been eliminated. Concurrent with the initial public offering of GroupMAC's common stock (the "IPO"), the Company changed its fiscal year end from February 28 to December 31.

     Airtron was incorporated in 1970 as a Delaware corporation. Airtron installs and services brand name heating and air conditioning equipment for residential and commercial customers located in Ohio, Indiana, Kansas, Kentucky, Florida and Texas.

     In June and July 1997, the Company acquired, in separate transactions, 10 additional companies (the "Pre-Offering Companies") through a combination of cash, preferred stock, common stock and warrants to purchase shares of common stock of GroupMAC. During the fourth quarter of 1997, the Company acquired, concurrently with the IPO, 13 additional companies (the "Offering Acquisition Companies" and, together with Airtron and the Pre-Offering Companies, the "GroupMAC Companies") through a combination of cash and common stock of the Company.

     The acquisitions of the GroupMAC Companies (other than Airtron) were accounted for as purchase business combinations, with the results of operations included in the Company's financial statements from the effective date of acquisition.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     Revenues from work orders are recognized as services are performed. Revenues from service and maintenance contracts are recognized over the life of contracts. Revenues from construction contracts are recognized on a percentage of completion basis using the cost-to-cost methods. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) performance, job conditions, and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash payments for income taxes during the ten months ended December 31, 1997. Cash payments for income taxes were approximately $2.6 million and $2.5 million for the fiscal years ended February 28, 1997 and February 29, 1996, respectively. Cash payments for interest were approximately $1.5 million for the ten months ended December 31, 1997. Cash payments for interest for the fiscal years ended February 28, 1997 and February 29, 1996 were not significant.

  INVENTORIES

     Inventories consist primarily of purchased materials and supplies. The inventory is valued at the lower of cost or market, with cost determined on a first-in, first-out ("FIFO") basis.

  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  GOODWILL

     Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over a period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

  DEBT ISSUE COSTS

     Debt issue costs related to the Company's Credit Agreement dated December 11, 1997 (see Note 7) are included in other noncurrent assets and amortized to interest expense over the scheduled maturity of the debt.

  STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of GroupMAC's common stock at the date of the grant over the amount an employee must pay to acquire the common stock.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  WARRANTY COSTS

     The Company generally warrants all of its work for a period of one year from the date of installation. A provision for estimated warranty costs is made at the time a product is sold or service is rendered.

  INCOME TAXES

     The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, EARNINGS PER SHARE, which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share calculation. Basic earnings per share, which excludes the impact of common share equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted earnings per share.

     Weighted average shares outstanding for each of the periods presented were as follows (in thousands):

                                         TEN MONTHS
                                           ENDED         YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    FEBRUARY 28,    FEBRUARY 29,
                                            1997            1997            1996
                                        ------------    ------------    ------------
Shares issued in the acquisition of
  Airtron............................        4,652           5,172           6,190
Shares issued, excluding acquisitions
  and the IPO........................        3,628              --              --
Shares issued for the acquisition of
  the Pre-Offering Companies.........          763              --              --
Shares issued for the acquisition of
  the Offering Acquisition
  Companies..........................          496              --              --
Shares issued in the IPO.............        1,261              --              --
                                        ------------    ------------    ------------
     Weighted average shares
       outstanding...................       10,800           5,172           6,190
                                        ============    ============    ============

     Basic earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are typically computed by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive common shares. Because the Company reported a net loss for the ten months ended December 31, 1997, the potentially dilutive common shares (including warrants and stock options discussed in Note 9) had an anti-dilutive effect on earnings per share. Accordingly, diluted earnings per share is the same as basic earnings per share for each of the periods presented.

3.  BUSINESS COMBINATIONS

     During June and July 1997, the Company acquired the Pre-Offering Companies for approximately $12.5 million in cash, 1.4 million shares of common stock, 4.4 million shares of redeemable preferred stock (which were retired in connection with the IPO), options to acquire 60,000 shares of common stock and warrants to purchase 514,000 shares of common stock. Of the total consideration, approximately $0.4 million of cash and 22,500 shares of common stock is due to former owners at December 31, 1997.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the fourth quarter of 1997, the Company acquired the Offering Acquisition Companies for approximately $31.7 million in cash, 3.1 million shares of common stock and 42,000 options to acquire shares of common stock. Of the total consideration, approximately $2.8 million of cash and 0.3 million shares of common stock is due to former owners at December 31, 1997.

     In conjunction with the above mentioned acquisitions the Company assumed $16.1 million of debt.

     For the above mentioned acquisitions, the common stock was valued at its estimated fair value at the time of the respective acquisition and the preferred stock was valued at its redemption value of $1 per share. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information becomes available. However, the Company does not expect any significant adjustments to the purchase price allocations or amount of goodwill at December 31, 1997.

     Several former owners of the GroupMAC Companies have the ability to receive additional amounts of purchase price, payable in cash and common stock in 1998 through 2000, contingent upon the occurence of future events. The Company will record such contingent consideration as additional purchase price when earned.

     The unaudited pro forma data presented below consists of the combined income statement data for GroupMAC, Airtron and the other GroupMAC Companies as if the acquisitions were effective on the first day of the period being reported (in thousands, except for per share amounts).

                                         PRO FORMA DATA (UNAUDITED)
                                        ----------------------------
                                           TWELVE          TWELVE
                                        MONTHS ENDED    MONTHS ENDED
                                        DECEMBER 31,    DECEMBER 31,
                                            1997            1996
                                        ------------    ------------
Revenues.............................     $329,038        $306,025
Net income...........................     $ 10,436        $ 10,926
Net income per share:
     Basic...........................     $   0.49        $   0.52
     Diluted.........................     $   0.49        $   0.51

     Pro forma adjustments included in the amounts above include compensation differentials, adjustment for goodwill amortization over a period of 40 years, elimination of historical interest expense on long-term debt which was repaid with the proceeds of the IPO, and adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding for the periods presented.

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Other long-term assets consist of the following (in thousands):

                                        DECEMBER 31,    FEBRUARY 28,
                                            1997            1997
                                        ------------    ------------
Investments restricted for benefit of
  employees, recorded at cost........      $   --          $2,792
Deferred financing costs.............         727              --
Real estate held for sale............         632              --
Other long-term assets...............         408              --
                                        ------------    ------------
                                           $1,767          $2,792
                                        ============    ============

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Accounts payable and accrued expense consist of the following (in thousands):

                                        DECEMBER 31,    FEBRUARY 28,
                                            1997            1997
                                        ------------    ------------
Accounts payable, trade..............     $ 13,804        $  2,882
Accrued payroll costs and benefits...       11,167           7,007
Warranties...........................        1,297             544
Other accrued expenses...............        2,251             214
                                        ------------    ------------
                                          $ 28,519        $ 10,647
                                        ============    ============

5.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     The summary of the status of uncompleted contracts is as follows (in thousands):

                                        DECEMBER 31,    FEBRUARY 28,
                                            1997            1997
                                        ------------    ------------
Costs incurred.......................    $   85,101       $ 13,126
Estimated earnings recognized........        27,268          2,275
                                        ------------    ------------
                                            112,369         15,401
Less billings on contracts...........      (113,990)       (16,857)
                                        ------------    ------------
                                         $   (1,621)      $ (1,456)
                                        ============    ============

     These costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                        DECEMBER 31,    FEBRUARY 28,
                                            1997            1997
                                        ------------    ------------
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts..........................     $  3,116        $     13
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................       (4,737)         (1,469)
                                        ------------    ------------
                                          $ (1,621)       $ (1,456)
                                        ============    ============

6.  PROPERTY AND EQUIPMENT

     The principal categories and estimated useful lives of property and equipment were as follows (in thousands):

                                         ESTIMATED USEFUL    DECEMBER 31,     FEBRUARY 28,
                                              LIVES              1997             1997
                                        ------------------   -------------    -------------
Land.................................           --              $   218          $   217
Buildings and improvements...........      20-30 years              677              640
Service and other vehicles...........       4-7 years             5,385              135
Machinery and equipment..............       5-10 years            4,118              686
Office equipment, furniture and
fixtures.............................       5-10 years            2,516              724
Leasehold improvements...............           --                1,220              550
                                                             -------------    -------------
                                                                 14,134            2,952
Less accumulated depreciation........                            (2,822)          (1,663)
                                                             -------------    -------------
                                                                $11,312          $ 1,289
                                                             =============    =============

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  SHORT- AND LONG-TERM DEBT

     Short- and long-term debt consists of the following (in thousands):

                                        DECEMBER 31,     FEBRUARY 28,
                                            1997             1997
                                        -------------    -------------
Notes payable to the former
  shareholders of GroupMAC Companies
  at 6%, payable May 1998............      $ 2,466          $    --
Equipment installment loans payable
  to banks and other lenders,
  interest varying from 7.5% to 10%,
  secured by certain equipment,
  payable in monthly and quarterly
  installments including interest,
  final installment due December
  1999...............................          228               --
Other notes payable to former
  shareholders at interest rates
  ranging from 4.8% to 8.25%, payable
  in monthly installments through
  March 2002.........................          244            1,290
                                        -------------    -------------
     Total short- and long-term
     debt............................        2,938            1,290
Less short-term borrowings and
  current maturities.................       (2,769)            (149)
                                        -------------    -------------
                                           $   169          $ 1,141
                                        =============    =============

     On May 2, 1997, the Company entered into a credit agreement (the "Original Credit Agreement") with a total commitment of $35 million. The Original Credit Agreement consisted of three portions: (i) a revolving credit agreement providing up to $3 million for use as working capital, (ii) a $12 million advancing acquisition line of credit to finance acquisitions, and (iii) a $20 million term loan to finance the acquisition of Airtron. Borrowings under the Original Credit Agreement totaled $32.5 million to fund the cash portion of the purchase prices related to Airtron and the Pre-Offering Companies. The Original Credit Agreement was repaid from the proceeds of the IPO and terminated in December 1997.

     In connection with the acquisition of certain Offering Acquisition Companies taxed under Subchapter S of the Internal Revenue Code, distributions totalling $4.2 million were made to former shareholders, with $1.8 million paid from acquired cash and $2.5 million satisfied with a note to the selling shareholders. These notes bear interest at 6% and are payable in May 1998.

     On December 11, 1997, the Company entered into a three-year revolving credit agreement (the "Credit Agreement") with an initial borrowing capacity of $75 million. Borrowings under the Credit Agreement bear interest either at the prime rate or Eurodollar rate adjusted for margins ranging from 0% to 0.5% or 1.0% to 2.0%, respectively, depending on the ratio of the Company's funded debt to its historical earnings before interest, taxes, depreciation and amortization. The Company is subject to commitment fees ranging from 0.25% to 0.375% for the unutilized portion under the Credit Agreement. Under the Credit Agreement, the Company is required to maintain (i) a minimum fixed charge coverage ratio; (ii) a minimum tangible net worth that is positive; (iii) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (iv) a maximum ratio of debt to historical earnings before interest, taxes, depreciation and amortization; (v) a maximum amount of third party indebtedness in relation to consolidated shareholders' equity; and (vi) a minimum amount of consolidated net worth (as defined in the Credit Agreement). The Credit Agreement places limitations upon the amount of letters of credit which may be drawn, investments which may be permitted (as defined in the Credit Agreement), and liens which may be granted to secure other debt. The Company may not pay any dividends or redeem, retire or guarantee the value of shares of any class of stock in the Company without prior approval from the lending banks, other than the purchase of outstanding shares of the Company's stock within defined limits. The Credit Agreement matures on December 11, 2000.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate maturities of debt as of December 31, 1997 are as follows (in thousands):

1998.................................  $   2,769
1999.................................         77
2000.................................         41
2001.................................         45
2002.................................          6
Thereafter...........................         --
                                       ---------
                                       $   2,938
                                       =========

8.  DUE TO RELATED PARTIES (NONCURRENT)

     Under the Agreement, part of the cash purchase price payable to former shareholders relates to the tax benefits which will be received by the Company related to the exercise of previously outstanding warrants and distributions under deferred compensation arrangements. A liability of $9.7 million has been recognized in the accompanying consolidated financial statements for an estimate of these amounts as of December 31, 1997. This amount will be funded to the former shareholders as the tax benefit is realized by the Company either through receipt of net operating loss carryback claims or utilization of current deductions and net operating loss carryforwards to reduce estimated tax payments. As such tax benefits are not expected to be realized by December 31, 1998, the $9.7 million liability and the related refundable income taxes and deferred tax assets have all been reflected as long-term in the accompanying consolidated balance sheet.

9.  STOCK-BASED COMPENSATION PLANS

     The Group Maintenance America Corp. 1997 Stock Awards Plan was adopted by the Board of Directors of GroupMAC to further promote and align the interests of directors, key employees and other persons providing services to the Company with those of its shareholders. Pursuant to this plan and a stock option plan for non-management employees, on November 6, 1997, GroupMAC granted options to purchase approximately 1.9 million shares of common stock at an exercise price equal to the IPO price of $14.00 per share. These options vest at a rate of 25% per year for four years on the anniversary of the grant date and expire on November 6, 2002. The cumulative number of shares of common stock that may be issued under both plans may not exceed 12% of the number of shares outstanding (determined quarterly), subject to adjustment for corporate transactions and changes that affect GroupMAC, its shares or share status. Both stock option plans expire on June 30, 2007.

     Additionally, the Company granted to directors, senior management and other employees options to purchase an aggregate of 388,800 shares of common stock at an exercise price of $3.08. During 1997, options to purchase 20,000 shares of common stock were exercised, 25,000 options terminated and the remaining options were outstanding at December 31, 1997. These options vest and expire over various periods.

     In connection with the purchase of one of the Pre-Offering Companies, the Company issued warrants to purchase 514,000 shares of common stock at $17.50.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of stock option and warrant activity (in thousands, except for per share amounts):

                                        WEIGHTED    NUMBER OF
                                        AVERAGE      OPTIONS
                                        EXERCISE       OR
                                         PRICE      WARRANTS
                                        --------    ---------
Granted..............................    $ 3.08         292
                                                    ---------
Balance at December 31, 1996.........      3.08         292
Granted..............................      3.08          69
                                                    ---------
Balance at April 30, 1997, date of
  Agreement..........................      3.08         361
Granted..............................     14.33       2,611
Exercised............................      3.08         (20)
Surrendered..........................      3.08         (25)
                                                    ---------
Balance at December 31, 1997.........     13.07       2,927
                                                    =========

     Exercisable options at February 28, 1997 and February 29, 1996 were zero. A summary of outstanding and exercisable options and warrants as of December 31, 1997 follows:

                                                         WEIGHTED                                            WEIGHTED
                                                         AVERAGE       NUMBER OF        WEIGHTED             AVERAGE
                                         RANGE OF         OPTION      OUTSTANDING       AVERAGE         EXERCISABLE PRICE
                                        OPTION OR           OR        OPTIONS OR       REMAINING          OF EXERCISABLE
                                         WARRANT         WARRANT       WARRANTS       CONTRACTUAL           OPTIONS OR
                                          PRICES          PRICES      (THOUSANDS)     LIFE (YEARS)           WARRANTS
                                     ----------------    --------     -----------     ------------     --------------------
                                      $0.00 to $ 3.08     $ 3.08           369             9.0                $ 3.08
                                      $3.09 to $ 7.00     $ 7.00            42             3.5                $ 7.00
                                      $7.01 to $17.50     $14.63         2,516             5.9                $17.50
                                                                      -----------
                                                                         2,927
                                                                      ===========


                                        NUMBER OF
                                       EXERCISABLE
                                        OPTIONS OR
                                         WARRANTS
                                       (THOUSANDS)
                                       ------------
                                            128
                                             25
                                            514
                                            ---
                                            667
                                            ===

     The Company applies Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock option plans. Accordingly, compensation cost has been recognized only for the options that have an exercise price less than the fair market value of the underlying stock at date of grant. A compensation charge of $0.2 million is reflected in the consolidated statements of operations and shareholders' equity for the ten months ended December 31, 1997 related to the issuance of management shares and stock options at prices below the fair market value at the date of issue or grant.

     The following unaudited pro forma data is calculated as if compensation expense for the Company's stock option plans were determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED
COMPENSATION:

                                             TEN MONTHS ENDED
                                            DECEMBER 31, 1997
                                        --------------------------
                                        AS REPORTED      PRO FORMA
                                        -----------      ---------
Net loss.............................     $(3,642)        $(3,983)
Net loss per share:
     Basic...........................     $ (0.34)        $ (0.37)
     Diluted.........................     $ (0.34)        $ (0.37)

     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        SUBSEQUENT TO     PRIOR TO THE
                                        THE AGREEMENT       AGREEMENT
                                        --------------    -------------
Dividend yield.......................             --               --
Expected volatility..................          33.0%               0%
Risk-free interest rate..............          5.83%            6.26%
Expected lives.......................      6.6 years         10 years
Fair value of options at grant
date.................................     $    5.425        $   1.425

     In July 1994, Airtron granted warrants to purchase 60,000 common shares at $1 each until August 1, 2011. The appraised value of Airtron's stock at that time was $40 per share, resulting in a charge of $2.4 million and an offsetting increase in retained earnings in fiscal 1995. All 60,000 warrants were outstanding at February 29, 1996. In August 1996, 15,000 of these warrants were purchased from a former shareholder for $0.5 million, resulting in a reduction in retained earnings for the original recorded value of the warrants of $0.6 million with the offset recorded as other income. At February 28, 1997, 45,000 warrants were outstanding. In connection with the Agreement these warrants were exchanged for cash and preferred and common shares of GroupMAC.

     Airtron had deferred compensation arrangements for certain members of its management and its board of directors. The assets and liabilities previously recorded by the Company have been reflected as distributions in the accompanying financial statements.

10.  SHAREHOLDERS' EQUITY

     On October 24, 1996, the Company entered into a stock subscription agreement with an individual providing for the sale of up to 2.6 million shares of common stock at a purchase price of $3.08 per share. At December 31, 1997, the Company had sold all of the 2.6 million shares.

     On August 16, 1997, the Board of Directors of GroupMAC approved a 1-for-2.5 reverse stock split on the Company's common stock. The reverse stock split was approved by the shareholders of GroupMAC on September 24, 1997 and became effective shortly thereafter. All share and per share data have been restated to reflect the reverse stock split.

     During November and December 1997, the Company completed the IPO involving the sale of 8.3 million shares of common stock at a price to the public of $14.00 per share. The net proceeds from the IPO (after deducting underwriting discounts and commissions and offering expenses) were approximately $103.6 million. Of this amount, $29.8 million was used to pay the cash portion of the closing consideration relating to the acquisitions of one Pre-Offering Company and the Offering Acquisition Companies, $42.6 million to repay corporate indebtedness and debt assumed in connection with the acquisition of the GroupMAC Companies, $19.3 million to retire all of the then outstanding preferred stock and $11.9 million for general corporate purposes including working capital, final consideration settlements related to the GroupMAC Companies and future acquisitions.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  INCOME TAXES

     Income tax expense consists of the following (in thousands):

                                         TEN MONTHS           YEAR              YEAR
                                           ENDED             ENDED             ENDED
                                        DECEMBER 31,      FEBRUARY 28,      FEBRUARY 29,
                                            1997              1997              1996
                                        ------------      ------------      ------------
Current:
     Federal.........................     $     --          $ (1,020)         $  2,530
     State and local.................          489               385               536
                                        ------------      ------------      ------------
                                               489              (635)            3,066
Deferred:
     Federal, state and local........        2,343             2,207            (1,415)
                                        ------------      ------------      ------------
                                          $  2,832          $  1,572          $  1,651
                                        ============      ============      ============

     Total income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income (loss) before income tax provision as a result of the following (in thousands):

                                         TEN MONTHS           YEAR              YEAR
                                           ENDED             ENDED             ENDED
                                        DECEMBER 31,      FEBRUARY 28,      FEBRUARY 29,
                                            1997              1997              1996
                                        ------------      ------------      ------------
Tax provision (benefit) at statutory
rate.................................     $   (275)         $  1,329          $  1,289
Increase (decrease) resulting from:
     State income taxes, net of
     federal benefit.................          323               254               354
     Compensation expense from
       reverse acquisition...........        2,455                --                --
     Non-deductible goodwill
     amortization....................          199                --                --
     Other...........................          130               (11)                8
                                        ------------      ------------      ------------
                                          $  2,832          $  1,572          $  1,651
                                        ============      ============      ============

     The components of the deferred income tax assets and liabilities are as follows (in thousands):

                                        DECEMBER 31,      FEBRUARY 28,
                                            1997              1997
                                        ------------      ------------
Deferred income tax assets:
     Allowance for doubtful
     accounts........................     $    713          $    187
     Inventories.....................          279               246
     Accrued expenses................        2,489               577
     Deferred revenue................          348                --
     Compensation and benefits.......        3,736             2,987
     Net operating loss
     carryforward....................        1,231                --
     Other...........................          183                --
                                        ------------      ------------
          Total deferred income tax
          assets.....................        8,979             3,997
                                        ------------      ------------
Deferred income tax liabilities:
     Depreciation....................         (585)              (37)
     Completed contract accounting
     for tax purposes................       (1,836)               --
     Other...........................         (172)               --
                                        ------------      ------------
          Total deferred income tax
          liabilities................       (2,593)              (37)
                                        ------------      ------------
               Net deferred income
               tax assets............     $  6,386          $  3,960
                                        ============      ============

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     These deferred income tax assets and liabilities are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                        DECEMBER 31,      FEBRUARY 28,
                                            1997              1997
                                        ------------      ------------
Deferred tax assets -- current.......     $  1,647          $    765
Deferred tax assets -- long-term.....        4,739             3,195
                                        ------------      ------------
                                          $  6,386          $  3,960
                                        ============      ============

     Management believes it is more likely than not the Company will realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded as of December 31, 1997 or February 28, 1997.

12.  LEASES

     Operating leases for certain facilities and transportation equipment expire at various dates through 2011. Certain leases contain renewal options. Approximate minimum future rental payments as of December 31, 1997 are as follows (in thousands):

1998.................................  $   5,508
1999.................................      4,827
2000.................................      3,964
2001.................................      3,270
2002.................................      2,716
Thereafter...........................      8,742
                                       ---------
                                       $  29,027
                                       =========

     Total rental expense for the ten months ended December 31, 1997 and the years ended February 28, 1997 and February 29, 1996 was approximately $2.3 million, $1.7 million and $2.0 million, respectively (including $1.2 million, $0.6 million and $0.4 million, respectively, to related parties).

13.  EMPLOYEE BENEFIT PLANS

     Several of the GroupMAC Companies maintain defined contribution employee retirement plans, which are open to certain employees after various lengths of service. Employee contributions and employer matching contributions occur at different rates and the matched portions of the funds vest over a period of years. Company contributions to these plans totaled approximately $0.4 million, $0.2 million and $0.2 million for the ten months ended December 31, 1997 and the years ended February 28, 1997 and February 29, 1996, respectively.

     Certain of the GroupMAC Companies make contributions to union-administered benefit funds which cover the majority of these companys' employees. For the ten months ended December 31, 1997, the participant costs charged to operations were approximately $0.6 million. Governmental regulations impose certain requirements relative to multi-employer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan's unfunded vested benefits, if any. The Company has not yet received information from the plans' administrators to determine its share of any unfunded vested benefits. The Company does not anticipate withdrawal from the plans, nor is the Company aware of any expected plan terminations.

14.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000 and later. This could result in significant system and equipment failures. The Company recognizes that it must take action to ensure that its products and operations will not be adversely impacted by Year 2000 software failures and is currently developing detailed assessments and action plans to address Year 2000 issues. Irrespective of the Year 2000 issue, the Company is in the process of developing data processing systems throughout the organization for its overall information needs which will be free of any Year 2000 limitations. The common data processing system will be implemented first at GroupMAC Companies with identified Year 2000 constraints which are not expected to be corrected by other means. The Company expects to commence user-acceptance testing of the new data processing system by the end of 1998 with implementation beginning in 1999. The Company currently does not have an overall estimate of the cost associated with the purchase and implementation of the new processing system.

     The Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. The Company has not assessed the potential adverse effect on the Company with respect to customers and suppliers with Year 2000 problems.

15.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, restricted investments (carried at cost -- see Note 4) and debt. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair value.

16.  SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of 1998, the Company completed the acquisition of 15 platform and four tuck-in companies (the "Post-Offering Companies"). The combined annual revenues of the Post-Offering Companies were approximately $155.0 million. Total consideration paid was $68.5 million, which included cash payments of $36.9 million, $0.8 million of subordinated convertible debt and 2.5 million shares of common stock. All such acquisitions will be accounted for as purchases.

     The Company has signed definitive agreements to purchase two platform companies with combined annual revenues of $28.4 million. Total consideration to be paid is approximately $21.7 million which includes cash payments of $11.9 million and 0.8 million shares of common stock. Both acquisitions will be accounted for as purchases.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Group Maintenance America Corp.

     We have audited the accompanying balance sheets of Group Maintenance America Corp. (the Company) as of December 31, 1996 and April 30, 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the periods from October 21, 1996 (inception) to December 31, 1996 and the four months ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Group Maintenance America Corp. as of December 31, 1996 and April 30, 1997 and the results of its operations and its cash flows for the periods from October 21, 1996 (inception) to December 31, 1996 and the four months ended April 30, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Houston, Texas
July 11, 1997

                        GROUP MAINTENANCE AMERICA CORP.
                                 BALANCE SHEETS

                                        DECEMBER 31,     APRIL 30,
                                            1996            1997
                                       --------------  --------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $      228,036  $      516,838
     Due from employee...............           1,200           6,759
     Prepaid expenses................           2,341              --
                                       --------------  --------------
          Total current assets.......         231,577         523,597
PROPERTY AND EQUIPMENT, net..........         100,996         120,694
OTHER NONCURRENT ASSETS..............          19,473       1,094,708
                                       --------------  --------------
          Total assets...............  $      352,046  $    1,738,999
                                       ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
               (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable................  $      137,377  $      527,869
     Accrued expenses................           6,118       1,478,898
                                       --------------  --------------
          Total current
              liabilities............         143,495       2,006,767
LONG-TERM DEBT.......................          75,000          75,000
OTHER LONG-TERM LIABILITIES..........              --          73,424
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par
      value; 50,000,000 shares
      authorized; none issued or
      outstanding....................              --              --
     Common stock, $.001 par value;
      100,000,000 shares authorized;
      1,211,345 and 1,611,345 shares
      issued, respectively...........           1,211           1,611
     Additional paid-in capital......       8,238,857       8,238,457
     Retained earnings...............        (722,517)     (2,503,260)
     Subscriptions receivable........      (7,384,000)     (6,153,000)
                                       --------------  --------------
          Total shareholders' equity
              (deficit)..............         133,551        (416,192)
                                       --------------  --------------
          Total liabilities and
              shareholders' equity...  $      352,046  $    1,738,999
                                       ==============  ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GROUP MAINTENANCE AMERICA CORP.
                            STATEMENTS OF OPERATIONS

                                          INCEPTION
                                        (OCTOBER 21,
                                            1996)        FOUR MONTHS
                                           THROUGH          ENDED
                                        DECEMBER 31,      APRIL 30,
                                            1996             1997
                                        -------------   --------------
REVENUES.............................     $      --     $           --
COST OF SERVICES.....................            --                 --
                                        -------------   --------------
          Gross profit...............            --                 --
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       724,006          1,783,409
                                        -------------   --------------
          Loss from operations.......      (724,006)        (1,783,409)
                                        -------------   --------------
OTHER INCOME (EXPENSE):
     Interest expense................        (1,118)            (2,000)
     Interest income.................         2,607              4,666
                                        -------------   --------------
          Loss before income tax
              provision..............      (722,517)        (1,780,743)
INCOME TAX PROVISION.................            --                 --
                                        -------------   --------------
NET LOSS.............................     $(722,517)    $   (1,780,743)
                                        =============   ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GROUP MAINTENANCE AMERICA CORP.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                            COMMON STOCK
                                       ----------------------   ADDITIONAL                                   SHAREHOLDERS'
                                        NUMBER OF                PAID-IN        RETAINED     SUBSCRIPTIONS       EQUITY
                                         SHARES      AMOUNT      CAPITAL        EARNINGS       RECEIVABLE      (DEFICIT)
                                       -----------  ---------  ------------  --------------  --------------  --------------
BALANCE, October 21, 1996............           --  $      --  $         --  $           --  $           --  $           --
     Net loss........................           --         --            --        (722,517)             --        (722,517)
     Issuance of subscription
       agreement.....................           --         --     8,000,000              --      (8,000,000)             --
     Issuance of common stock........      791,345        791        32,807              --              --          33,598
     Shares issued under subscription
       agreement.....................      200,000        200          (200)             --         616,000         616,000
     Compensation expense related to
       issuance of management
       shares........................      220,000        220       206,250              --              --         206,470
                                       -----------  ---------  ------------  --------------  --------------  --------------
BALANCE, December 31, 1996...........    1,211,345      1,211     8,238,857        (722,517)     (7,384,000)        133,551
     Net loss........................           --         --            --      (1,780,743)             --      (1,780,743)
     Shares issued under subscription
       agreement.....................      400,000        400          (400)             --       1,231,000       1,231,000
                                       -----------  ---------  ------------  --------------  --------------  --------------
BALANCE, April 30, 1997..............    1,611,345  $   1,611  $  8,238,457  $   (2,503,260) $   (6,153,000) $     (416,192)
                                       ===========  =========  ============  ==============  ==============  ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GROUP MAINTENANCE AMERICA CORP.
                            STATEMENTS OF CASH FLOWS

                                          INCEPTION
                                        (OCTOBER 21,         FOUR
                                            1996)           MONTHS
                                           THROUGH          ENDED
                                        DECEMBER 31,      APRIL 30,
                                            1996             1997
                                        -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................     $(722,517)    $   (1,780,743)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation and
        amortization.................         3,343             12,877
       Noncash compensation charge...       206,250                 --
       Changes in operating assets
        and liabilities:
             (Increase) decrease
                in --
                  Prepaid expenses
                      and other
                      assets.........        (3,541)            (3,218)
                  Other noncurrent
                      assets.........            --             (1,567)
             Increase (decrease)
                in --
                  Accounts payable...       137,377            390,492
                  Accrued expenses...         6,118            979,562
                                        -------------   --------------
                    Net cash
                     used in
                     operating
                      activities...      (372,970)          (402,597)
                                        -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and
     equipment.......................      (104,339)           (32,575)
                                        -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
     stock...........................       649,818          1,231,000
  Proceeds from borrowings...........        75,000                 --
  Deferred offering costs............       (19,473)          (439,205)
  Deferred financing costs...........            --            (67,821)
                                        -------------   --------------
                     Net cash
                      provided
                      by financing
                      activities...       705,345            723,974
                                        -------------   --------------
INCREASE IN CASH AND CASH
  EQUIVALENTS........................       228,036            288,802
CASH AND CASH EQUIVALENTS, beginning
  of period..........................            --            228,036
                                        -------------   --------------
CASH AND CASH EQUIVALENTS, end of
  period.............................     $ 228,036     $      516,838
                                        =============   ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GROUP MAINTENANCE AMERICA CORP.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

     Group Maintenance America Corp. (the Company or GroupMAC Parent) was incorporated in October 1996 and, therefore, the financial statements reflect the period since the Company's inception through December 31, 1996 and the four months ended April 30, 1997. The Company's primary business is to build a national company providing heating, ventilation and air conditioning (HVAC), plumbing and electrical services.

     Effective April 30, 1997, GroupMAC Parent entered into an Agreement and Plan of Exchange (the Agreement) with Airtron, Inc. (Airtron), in which $20,366,951 in cash, 14,873,133 shares of GroupMAC Parent preferred stock and 4,652,140 shares of GroupMAC Parent common stock were issued to shareholders of Airtron in exchange for 100 percent of the then outstanding shares of Airtron. In connection with this merger the combined company is referred to as GroupMAC and Subsidiaries. The Agreement closed on May 2, 1997 with the cash portion funded by the Company's available credit facility and a capital contribution from a shareholder pursuant to a stock subscription agreement (see note 6). For accounting purposes, the transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC Parent, as the former shareholders of Airtron then owned a majority of GroupMAC Parent's common stock. Concurrent with this transaction, the resulting combined entity will be named Group Maintenance America Corp. and Subsidiaries. The Company is included in the consolidated financial statements of GroupMAC and Subsidiaries, presented elsewhere herein, for periods subsequent to the effective date of the acquisition.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash payments for interest or income taxes in 1996 or in the four months ended April 30, 1997.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures of major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Under this method deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled.

                        GROUP MAINTENANCE AMERICA CORP.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realizability. Accordingly, no income tax benefit has been recorded for the losses incurred.

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Other noncurrent assets consists of the following:

                                        DECEMBER 31,    APRIL 30,
                                            1996           1997
                                        ------------   ------------
Deferred offering costs..............     $ 13,648     $    452,853
Deferred financing costs.............           --          634,463
Other noncurrent assets..............        5,825            7,392
                                        ------------   ------------
                                          $ 19,473     $  1,094,708
                                        ============   ============

     Accrued expenses consists of the following:

                                        DECEMBER 31,    APRIL 30,
                                            1996           1997
                                        ------------   ------------
Accrued compensation.................      $   --      $    767,476
Accrued financing costs..............          --           566,642
Other accrued expenses...............       6,118           144,780
                                        ------------   ------------
                                           $6,118      $  1,478,898
                                        ============   ============

4.  PROPERTY AND EQUIPMENT

     The principal categories and estimated useful lives of property and equipment are as follows:

                                       ESTIMATED      DECEMBER 31,   APRIL 30,
                                      USEFUL LIVES        1996          1997
                                      ------------    ------------   ----------
Office equipment, furniture and
  fixtures...........................  3-7 years        $104,339     $  136,358
Less accumulated depreciation........                     (3,343)       (15,664)
                                                      ------------   ----------
                                                        $100,996     $  120,694
                                                      ============   ==========

5.  LONG-TERM DEBT

CREDIT AGREEMENT

     In May 1997, the Company entered into a credit agreement (the Credit Agreement) with a group of banks providing for secured facilities consisting of an 18-month revolving credit line of $3 million, a six-year term loan of $20 million used in connection with the acquisition of Airtron (see note 1) and a term loan facility, available until October 31, 1998, providing for up to $12 million in term loans having a final maturity six years after the date of the Credit Agreement, to be used in connection with future acquisitions. Loans under the revolving credit facility are limited to a borrowing base consisting of 70% of eligible accounts receivable. Interest on outstanding borrowings is payable in quarterly installments beginning August 31, 1997. A commitment fee of .25% is payable on the unused portion of the revolving credit line.

     The Credit Agreement contains covenants which, among other matters, restrict or limit the ability of the Company to pay dividends, incur indebtedness, make capital expenditures and repurchase capital stock. The Company must also maintain a minimum fixed charge coverage ratio (as defined) and certain other ratios, among other restrictions.

     As of June 30, 1997, available borrowing capacity under the Credit Agreement was $5.4 million.

                        GROUP MAINTENANCE AMERICA CORP.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT

     On October 24, 1996, the Company executed a $75,000 subordinated note with a Texas limited liability company. The note bears interest at eight percent (8%) and is payable upon the earlier of (i) the closing of the Company's first public offering of its common stock or (ii) two years from the date of the note. The note is subordinate to all indebtedness of the Company to the banks and is guaranteed by certain officers of the Company.

6.  SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

     The Company is authorized to issue 100 million shares of common stock, $.001 par value. There were 1,211,345 and 1,611,345 shares of common stock issued and outstanding at December 31, 1996 and April 30, 1997, respectively. In connection with the sale of certain shares of common stock to management, a nonrecurring, noncash compensation charge of $206,250 was recorded in 1996 to reflect the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale.

     On October 24, 1996, the Company entered into a stock subscription agreement with an individual allowing for the purchase of up to 2.6 million shares of common stock at a purchase price of $3.08 per share. Under this agreement, 0.2 million shares were purchased in October 1996, 0.2 million in January 1997 and 0.2 million in April 1997 and additional shares are required to be purchased upon written notice from the Company, but in no event later than October 24, 1998. Subsequent to April 30, 1997, an additional 1.658 million shares have been purchased under the Subscription Agreement.

PREFERRED STOCK

     The Company is authorized to issue up to 50 million shares of preferred stock, par value $.001 per share, in one or more series. As of December 31, 1996 and April 30, 1997, none were outstanding.

OPTIONS

     Under an option agreement dated October 24, 1996, the Company is authorized to grant stock options with respect to 388,800 shares of the Company's common stock to directors and senior management.

     The following is a summary of stock option activity and number of shares reserved for outstanding options.

                                         OPTION
                                        PRICE PER       NUMBER
                                          SHARE        OF SHARES
                                        ---------      ---------
Granted..............................     $3.08          291,600
                                                       ---------
Balance at December 31, 1996.........                    291,600
Granted..............................     $3.08           69,200
                                                       ---------
Balance at April 30, 1997............                    360,800
                                                       =========

     At April 30, 1997, options representing 28,000 shares were available to be granted under the option agreement.

                        GROUP MAINTENANCE AMERICA CORP.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the option agreement as all options have an exercise price equal to or greater than the fair value of the underlying stock at date of grant. Had compensation cost for the Company's stock option plan been determined consistent with the provisions of SFAS No. 123, net loss would have been increased by the following pro forma amounts:

                                         INCEPTION
                                        (OCTOBER 21,
                                           1996)          FOUR MONTHS
                                          THROUGH            ENDED
                                        DECEMBER 31,       APRIL 30,
                                            1996             1997
                                        ------------      -----------
Net loss:
     As reported.....................    $ (722,517)      $(1,780,743)
     Pro forma.......................    $ (745,602)      $(1,837,870)

     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used by the plan for fiscal 1996 and for the four months ending April 30, 1997: no dividend yield; expected volatility of 0%; risk-free interest rate of 6.26%; and expected lives of ten years. The weighted average fair value per share of the options granted during fiscal 1996 and in the four months ending April 30, 1997 is estimated to be $1.425.

7.  INCOME TAXES

     There is no Federal income tax provision as losses were incurred and a valuation allowance has been established against future benefits deriving from the carryforward of these losses.

8.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements, primarily for office space, furniture and service equipment. Minimum annual rental payments under non-cancelable operating leases as of June 30, 1997, were approximately as follows:

FOR THE YEAR ENDING APRIL 30,
-------------------------------------
     1997............................  $  46,000
     1998............................        600
     1999............................        300

     Rental expense under operating leases was $9,032 for the period ended December 31, 1996 and $49,194 for the four months ending April 30, 1997.

9.  EVENT SUBSEQUENT TO INDEPENDENT AUDITORS' REPORT -- STOCK SPLIT

     On August 16, 1997, the Company's Board of Directors declared a 1-for-2.5 reverse stock split of the Company's common stock. All share data included in the consolidated financial statements have been restated to reflect the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the caption "Item 1 -- Election of Directors" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers of the Company is presented in Item 1 of this Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

     Information appearing under the caption "Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change of Control Arrangements," "Group Maintenance America Corp. Compensation Committee Report on Executive Compensation," and "Performance Graph" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information appearing under the caption "Stock Ownership" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under the caption "Transactions with Management and Others" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  Financial statements

               See "Index to Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data."

               (2)  Financial statement schedules

                    None

                    (3)  Exhibits

     The exhibits listed below that are marked with an asterisk are filed with this Form 10-K; all other exhibits listed below are incorporated by reference to a prior filing by the registrant, as indicated.

         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
           2         --   None
           3.1       --   Articles of Incorporation of the Company, as amended (Exhibit 3.1 to Registration
                          Statement No. 333-34067).
           3.2       --   By-laws of the Company, as amended (Exhibit 3.2 to Registration Statement No. 333-34067).
           4.1       --   Form of Certificate representing the Common Stock, par value $.001 per share (Exhibit 4.1 to Registration Statement No. 333-34067).
           9         --   None
          10.1+      --   Group Maintenance America Corp. 1997 Stock Awards Plan (Exhibit 10.1 to Registration
                          Statement No. 333-34067).
          10.2+      --   Group Maintenance America Corp. 1997 Stock Option Plan (Exhibit 10.2 to Registration
                          Statement No. 333-34067).
          10.3+      --   Form of Employment Agreement between Group Maintenance America Corp. and James P. Norris
                          (Exhibit 10.28 to Registration Statement No. 333-34067).
          10.4+      --   Form of Employment Agreement between Group Maintenance America Corp. and J. Patrick
                          Millinor, Jr. (Exhibit 10.29 to Registration Statement No. 333-34067).
          10.5+      --   Form of Employment Agreement between Group Maintenance America Corp. and Donald L. Luke
                          (Exhibit 10.30 to Registration Statement No. 333-34067).
          10.6*+     --   Form of Employment Agreement between Group Maintenance America Corp. and Chester J.
                          Jachimiec.
          10.7*+     --   Form of Employment Agreement between Group Maintenance America Corp. and Richard S. Rouse.
          10.8+      --   Form of Employment Agreement between Airtron and James D. Jennings (Exhibit 10.31 to
                          Registration Statement No. 333-34067).
          10.9+      --   Form of Employment Agreement between Airton and Timothy Johnston (Exhibit 10.32 to
                          Registration Statement No. 333-34067).
          10.10      --   Credit Agreement among Group Maintenance America Corp., the Subsidiaries listed as
                          Guarantors, Texas Commerce Bank, National Association, and the signatory banks, dated as of December 11, 1997 (Exhibit 10.36 to Registration Statement No. 333-41947).
          10.11      --   Agreement and Plan of Exchange by and among Group Maintenance America Corp. and the
                          Holders of a Majority of the Outstanding Common Stock of Airtron, Inc., dated April 30,
                          1997 (Exhibit 10.3 to Registration Statement No. 333-34067). (Confidential information has been omitted from this document and has been filed separately with the Commission.)

         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
          10.12      --   Form of Agreement and Plan of Merger by and among Group Maintenance America Corp.,
                          MacDonald-Miller Acquisition Corp., MacDonald-Miller Industries, Inc., the Principal
                          Holders of the Outstanding Capital Stock of MacDonald-Miller Industries, Inc. and the
                          Trustee of the MacDonald-Miller Stock Ownership Plan and Trust, dated as of August 18,
                          1997 (Exhibit 10.20 to Registration Statement No. 333-34067).
          10.13      --   Form of Agreement and Plan of Merger by and among Group Maintenance America Corp., Masters
                          Acquisition Corp., Masters, Inc. and the Holder of the Outstanding Capital Stock of
                          Masters, Inc., dated as of August 18, 1997 (Exhibit 10.21 to Registration Statement No.
                          333-34067).
          11         --   None.
          12         --   None.
          13         --   None.
          16         --   None.
          18         --   None.
          21*        --   Subsidiaries of Group Maintenance America Corp. as of February 28, 1998.
          22         --   None.
          23*        --   Consent of KPMG Peat Marwick LLP.
          24*        --   Powers of Attorney.
          27*        --   Financial Data Schedule.
          99         --   None.

------------

+ This document is a management contract or compensation plan or arrangement.

UNDERTAKING

     The registrant has not filed with this report copies of the instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries for which financial statements are required to be filed. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K:

     On December 19, 1997, the Company filed a report under Item 5 on Form 8-K, dated December 12, 1997, with respect to the issuance by the Company of two press releases announcing (i) the signing of letters of intent to acquire nine companies, (ii) the purchase by the underwriters of the Company's initial public offering of an additional 840,000 shares of the Company's Common Stock at a price of $14.00 per share, and (iii) the filing of a registration statement on Form S-4 to register 7,000,000 shares of Common Stock to facilitate future acquisitions.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 31ST DAY OF MARCH, 1998.

                                          GROUP MAINTENANCE AMERICA CORP.
                                          By: /s/ J. PATRICK MILLINOR, JR.
                                                  J. PATRICK MILLINOR, JR.
                                                  CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON
FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                       TITLE                        DATE
-------------------------------------------------------------------------------------------   ---------------
                  /s/JAMES P NORRIS*                  Chairman of the Board and Director       March 31, 1998
                   JAMES P. NORRIS
             /s/J. PATRICK MILLINOR, JR.              Chief Executive Officer and Director     March 31, 1998
               J. PATRICK MILLINOR, JR.               (Principal Executive Officer)
                  /s/DONALD L. LUKE                   President, Chief Operating Officer       March 31, 1998
                    DONALD L. LUKE                    and Director
               /s/CHESTER J. JACHIMIEC                Executive Vice President --              March 31, 1998
                 CHESTER J. JACHIMIEC                 Acquisitions and Director
                 /s/RICHARLD S. ROUSE                 Executive Vice President -- Corporate    March 31, 1998
                   RICHARD S. ROUSE                   Development and Administration and
                                                      Director
                 /s/DARREN B. MILLER                  Senior Vice President and Chief          March 31, 1998
                   DARREN B. MILLER                   Financial Officer (Principal
                                                      Financial Officer)
                  /s/DANIEL W. KIPP                   Vice President and Corporate             March 31, 1998
                    DANIEL W. KIPP                    Controller (Principal Accounting
                                                      Officer)
                 /s/RONALD D. BRYANT*                 Director                                 March 31, 1998
                   RONALD D. BRYANT
                /s/DAVID L. HENNINGER*                Director                                 March 31, 1998
                  DAVID L. HENNINGER
                /s/JAMES D. JENNINGS*                 Director                                 March 31, 1998
                  JAMES D. JENNINGS
                 /s/TIMOTHY JOHNSTON*                 Director                                 March 31, 1998
                   TIMOTHY JOHNSTON
                 /s/ANDREW J. KELLY*                  Director                                 March 31, 1998
                   ANDREW J. KELLY
                 /s/THOMAS B. MCDADE*                 Director                                 March 31, 1998
                   THOMAS B. MCDADE
                /s/LUCIAN L. MORRISON*                Director                                 March 31, 1998
                  LUCIAN L. MORRISON
                /s/FREDRIC J. SIGMUND*                Director                                 March 31, 1998
                  FREDRIC J. SIGMUND
                 /s/JOHN M. SULLIVAN*                 Director                                 March 31, 1998
                   JOHN M. SULLIVAN
                 /s/JAMES D. WEAVER*                  Director                                 March 31, 1998
                   JAMES D. WEAVER
              *By:/s/RANDOLPH W. BRYANT
                  RANDOLPH W. BRYANT
                   ATTORNEY-IN-FACT

                                       54