Form 10-Q
period 1998-03-31
GROUP MAINTENANCE AMERICA CORP
filed 1998-05-15
CIK 1039690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

                         8 GREENWAY PLAZA, SUITE 1500
                             HOUSTON, TEXAS 77046
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 860-0100

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]   No  [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $0.001 per share; 24,191,794 shares outstanding as of May 13, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
       General Information................................................   1
       Consolidated Condensed Balance Sheets..............................   2
       Consolidated Condensed Statements of Operations....................   3
       Consolidated Condensed Statements of Cash Flows....................   4
       Notes to Consolidated Condensed Financial Statements...............   5
  Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................   7
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......   *
PART II OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities and Use of Proceeds.......................  12
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  12

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

  Group Maintenance America Corp., a Texas corporation ("GroupMAC"), is one of the largest diversified providers of heating, ventilation and air conditioning ("HVAC"), plumbing and electrical services to residential and commercial/industrial customers in the United States. As used herein, the "Company" refers to Group Maintenance America Corp. and its consolidated subsidiaries.

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

  The first and largest acquisition made by the Company was that of Airtron, Inc. ("Airtron"). For accounting purposes, this transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, because the former shareholders of Airtron owned a majority of GroupMAC's Common Stock upon consummation of the transaction. As such, the consolidated condensed financial statements for periods prior to the acquisition of Airtron only include the accounts of Airtron.

  During November and December 1997, the Company completed the initial public offering (the "IPO") of its common stock, par value $0.001 per share (the "Common Stock") involving the sale of 8.3 million shares of Common Stock at a price to the public of $14.00 per share. The net proceeds from the IPO (after deducting underwriting discounts and commissions and offering expenses) were approximately $103.6 million.

  During June and July 1997, the Company acquired, in separate transactions, 10 additional companies (the "Pre-Offering Companies") through a combination of cash, preferred stock, Common Stock and warrants to purchase shares of Common Stock of GroupMAC. During the fourth quarter of 1997, the Company acquired, concurrently with the IPO, 13 additional companies (the "Offering Acquisition Companies" and together with Airtron and the Pre-Offering Companies the "Founding Companies") through a combination of cash and Common Stock of the Company.

  The Founding Companies had approximately $329.0 million in pro forma revenues in 1997. During the first quarter of 1998, the Company acquired 15 platform companies (the "Post-Offering Companies", and together with the Founding Companies, the "GroupMAC Companies") representing approximately $151.8 million in annual revenues. From March 31, 1998 through May 14, 1998, the Company has acquired three additional platform companies with combined annual revenues of $33.9 million. The Company currently operates in 45 cities in 22 states.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................   $  5,715     $ 25,681
  Accounts receivable, net............................     67,745       45,516
  Inventories.........................................     12,227        8,834
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................      8,047        3,116
  Prepaid expenses and other current assets...........      1,912        1,013
  Deferred tax assets.................................      2,734        1,647
                                                         --------     --------
   Total current assets...............................     98,380       85,807
PROPERTY AND EQUIPMENT, net...........................     18,806       11,312
GOODWILL, net.........................................    139,789       84,533
DEFERRED TAX ASSETS...................................      4,804        4,739
REFUNDABLE INCOME TAXES...............................      3,478        4,529
OTHER LONG-TERM ASSETS................................      1,886        1,767
                                                         --------     --------
   Total assets.......................................   $267,143     $192,687
                                                         ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current maturities of
   long-term debt.....................................   $  1,466     $  2,769
  Accounts payable and accrued expenses...............     41,334       28,519
  Due to related parties..............................      2,151        3,358
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................     10,482        4,737
  Deferred service contract revenue...................      3,127        3,305
  Income taxes payable................................      1,722           31
  Other current liabilities...........................      5,375        2,610
                                                         --------     --------
   Total current liabilities..........................     65,657       45,329
LONG-TERM DEBT, net of current maturities.............     22,133          169
DUE TO RELATED PARTIES................................      9,745        9,745
OTHER LONG-TERM LIABILITIES...........................      1,048          791
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 50,000 shares
   authorized; none issued and outstanding............         --           --
  Common stock, $0.001 par value; 100,000 shares au-
   thorized; 23,309, and 20,629 shares issued and out-
   standing, respectively.............................         23           21
  Additional paid-in capital..........................    198,776      169,143
  Retained deficit....................................    (30,239)     (32,511)
                                                         --------     --------
   Total shareholders' equity.........................    168,560      136,653
                                                         --------     --------
   Total liabilities and shareholders' equity.........   $267,143     $192,687
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

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH
                                                               31,
                                                     --------------------------
                                                       1998     1997
                                                     --------  -------
REVENUES ........................................... $107,092  $17,425
COST OF SERVICES ...................................   82,706   12,385
                                                     --------  -------
  Gross profit .....................................   24,386    5,040
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .......   18,994    6,100
AMORTIZATION OF GOODWILL............................      821       --
                                                     --------  -------
    Income (loss) from operations ..................    4,571   (1,060)
OTHER INCOME (EXPENSE):
  Interest expense .................................     (413)     (51)
  Interest income ..................................      184       72
  Other ............................................       (5)     230
                                                     --------  -------
    Income (loss) before income tax provision
     (benefit)......................................    4,337     (809)
INCOME TAX PROVISION (BENEFIT) .....................    2,065     (325)
                                                     --------  -------
NET INCOME (LOSS)................................... $  2,272  $  (484)
                                                     ========  =======
BASIC EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE......................... $   0.10  $ (0.10)
                                                     ========  =======
  WEIGHTED AVERAGE SHARES OUTSTANDING...............   23,141    4,652
                                                     ========  =======
DILUTED EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE......................... $   0.10  $ (0.10)
                                                     ========  =======
  WEIGHTED AVERAGE SHARES OUTSTANDING...............   23,495    4,652
                                                     ========  =======


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................  $  2,272  $  (484)
 Adjustments to reconcile net income (loss) to net cash pro-
  vided by (used in) operating activities:
   Depreciation and amortization............................     2,045       54
   Gain from sale of property and equipment.................        (3)    (219)
   Deferred income taxes....................................      (617)      --
   Changes in operating assets and liabilities, net of ef-
    fect of acquisitions accounted for as purchases:
    (Increase) decrease in -
     Accounts receivable....................................     2,467      908
     Inventories............................................      (431)    (537)
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................    (1,916)    (433)
     Prepaid expenses and other current assets..............      (454)   4,330
     Refundable income taxes................................     1,051       --
     Other long-term assets.................................       493       --
    Increase (decrease) in -
     Accounts payable.......................................    (1,329)  (4,029)
     Accrued expenses.......................................    (3,040)    (563)
     Due to related parties.................................      (139)      --
     Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................       443       --
     Deferred service contract revenue......................    (1,020)    (117)
     Income taxes payable...................................       985     (647)
     Other current liabilities..............................     1,687       --
     Other long-term liabilities............................       (76)    (586)
                                                              --------  -------
     Net cash provided by (used in) operating activities....     2,418   (2,323)
                                                              --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for acquisitions, net of cash acquired of $3,265.   (35,553)      --
 Deferred acquisition costs.................................      (308)      --
 Purchases of property and equipment........................    (2,241)     (93)
 Proceeds from sale of property and equipment...............       108      285
                                                              --------  -------
     Net cash provided by (used in) investing activities....   (37,994)     192
                                                              --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt.........................................    21,300       --
 Payments of debt...........................................    (5,690)      --
 Bank overdraft.............................................        --      203
                                                              --------  -------
     Net cash provided by financing activities..............    15,610      203
                                                              --------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (19,966)  (1,928)
CASH AND CASH EQUIVALENTS, beginning of period..............    25,681    1,928
                                                              --------  -------
CASH AND CASH EQUIVALENTS, end of period....................  $  5,715  $    --
                                                              ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $    346  $    --
  Income taxes paid.........................................  $     84  $ 1,039

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Transition Report on Form 10-K for the ten-month period ended December 31, 1997.

  2. Basic earnings per share have been calculated by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings per share have been calculated by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive common shares.

  The following table summarizes weighted average shares outstanding for each of the historical periods presented (in thousands):

                                                                   THREE MONTHS
                                                                   ENDED MARCH
                                                                       31,
                                                                   ------------
                                                                    1998  1997
                                                                   ------ -----
Shares issued in the acquisition of Airtron.......................  4,652 4,652
Shares issued, excluding acquisitions and the IPO.................  3,637   --
Shares issued for the acquisition of the Pre-Offering Companies...  1,422   --
Shares issued for the acquisition of the Offering Acquisition
 Companies........................................................  2,997   --
Shares issued pursuant to the IPO.................................  8,340   --
Shares issued for the acquisition of the Post-Offering Companies..  2,093   --
                                                                   ------ -----
Weighted average shares outstanding--Basic........................ 23,141 4,652
Incremental effect of options and warrants outstanding............    354    --
                                                                   ------ -----
Weighted average shares outstanding--Diluted...................... 23,495 4,652
                                                                   ====== =====


  3. During the first quarter of 1998, the Company completed the acquisition of the Post-Offering Companies. The combined annual revenues of the Post-Offering Companies were approximately $151.8 million. Total consideration paid was $67.1 million, which included cash payments of $35.6 million, $0.8 million of subordinated convertible debt and 2.5 million shares of common stock. All such acquisitions were accounted for as purchases. In connection with these acquisitions, the Company assumed approximately $5.0 million of debt.

  The unaudited pro forma data presented below consists of the combined income statement data for GroupMAC, Airtron and the other GroupMAC Companies as if the acquisitions were effective on the first day of the period being reported (in thousands, except for per share amounts).

                                                                PRO FORMA DATA
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
      Revenues................................................ $112,082 $106,317
      Net income.............................................. $  2,136 $  2,591
      Net income per share:
        Basic................................................. $   0.09 $   0.11
        Diluted............................................... $   0.09 $   0.11

  Pro forma adjustments included in the amounts above consist of compensation differentials, adjustment for goodwill amortization over a period of 40 years, elimination of historical interest expense on long-term debt which was repaid with the proceeds of the IPO or otherwise retired, additional interest expense on funds borrowed for acquisitions of certain Post-Offering Companies, and adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding for the periods presented. The pro forma amounts above also include actual corporate overhead costs. These costs increased $1.2 million (approximately $0.03 per basic and diluted share) during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies.

  From March 31, 1998 through May 14, 1998, the Company acquired three additional platform companies with combined annual revenues of $33.9 million. Total consideration paid was approximately $24.7 million that included cash payments of $13.6 million and 0.8 million shares of common stock. These acquisitions will be accounted for as purchases.

  4. The acquisitions of the GroupMAC Companies included in the accompanying financial statements were accounted for under the purchase method of accounting. Purchase price consideration is subject to final adjustment. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair values and may be revised as additional information becomes available. However, the Company does not expect any significant adjustments to the purchase price allocations or amount of goodwill at March 31, 1998.

  5. The Company is involved in various legal actions. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000 and later. This could result in significant system and equipment failures. The Company recognizes that it must take action to ensure that its products and operations will not be adversely impacted by Year 2000 software failures and is currently developing detailed assessments and action plans to address Year 2000 issues. Irrespective of the Year 2000 issue, the Company is in the process of developing data processing systems throughout the organization for its overall information needs which will be free of any Year 2000 limitations. The common data processing system will be implemented first at GroupMAC Companies with identified Year 2000 constraints that are not expected to be corrected by other means. The Company expects to commence user-acceptance testing of the new data processing system before the second quarter of 1999 with implementation to follow immediately thereafter. The Company currently does not have an overall estimate of the cost associated with the purchase and implementation of the new processing system.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are identified by the use of forward-looking words and phrases, such as: "believes," "expects," "anticipates," and "intends." These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Among the factors that could cause results to differ materially from current expectations are: (i) the general political, economic and competitive conditions in markets where the Company and its subsidiaries operate; (ii) changes in capital availability or costs; (iii) decreases in demand for the Company's services and the resulting negative impact on the Company's revenues and margins from such products; (iv) employee workforce factors; (v) the Company's ability to integrate the operations of acquired businesses quickly and in a cost-effective manner; and (vi) the timing and occurrence (or non-occurrence) of transactions and events, which may be subject to circumstances beyond the Company's control.

GENERAL

  The Company's revenues are derived from providing new installation services and maintenance, repair and replacement services for HVAC, plumbing, electrical and other systems to residential and commercial customers. Approximately 55% of the Founding Companies pro forma combined 1997 revenues of $329.0 million were derived from new installation services and 45% were attributable to maintenance, repair and replacement services. Maintenance, repair and replacement revenues are recognized as the services are performed, except for service contract revenue which is recognized ratably over the life of the contract. Revenues from fixed price installation and retro-fit contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method.

  The Company intends to make additional acquisitions across the three main technical disciplines (HVAC, plumbing and electrical) within the residential and commercial/industrial markets. The Company's long-term objective is to develop maintenance, repair and replacement capabilities (both residential and commercial/industrial) in the top 100 markets within the United States, while offering new installation services across a more limited range of markets where new construction in the residential and/or commercial/industrial sectors is expected to out-pace the national average over the long term. Over time, this objective is expected to shift revenues of the Company to an increased percentage of maintenance, repair and replacement revenue. When considering the 18 platform companies acquired from December 31, 1997 through May 14, 1998, the pro forma combined 1997 revenues increased to approximately $515 million and the business mix shifts to 50% new installation services and 50% maintenance, repair and replacement services.

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

RESULTS OF OPERATIONS

  Effective April 30, 1997, GroupMAC entered into an Agreement and Plan of Exchange with Airtron, in which cash, shares of GroupMAC preferred stock and shares of GroupMAC Common Stock were issued to shareholders of Airtron in exchange for all of the then outstanding shares of Airtron. Although for legal purposes Airtron was acquired by GroupMAC, for accounting purposes, the transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, due to the fact that the former shareholders of Airtron then owned a majority of the outstanding GroupMAC Common Stock. The consolidated financial statements presented elsewhere herein for the periods prior to the effective date of the acquisition only include the accounts of Airtron.

  The historical results of operations presented below are derived from the consolidated condensed financial statements contained elsewhere herein. The combined results of operations presented below do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the revenues and cost of services of the individual GroupMAC Companies on a historical basis. The combined results of operations assume that each of the GroupMAC Companies was combined from the beginning of each period presented. The combined results also exclude the effect of pro forma adjustments and may not be comparable to, and may not be indicative of, the Company's post-combination results of operations because (i) the GroupMAC Companies were not under common control or management during the periods presented and (ii) the combined data does not reflect the potential benefits and cost savings the Company expects to realize when operating as a combined entity.

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                   HISTORICAL                         COMBINED
                          THREE MONTHS ENDED MARCH 31,      THREE MONTHS ENDED MARCH 31,
                          -------------------------------   ------------------------------
                               1998            1997              1998            1997
                          ---------------  --------------   --------------  --------------
Revenues................  $107,092  100.0% $17,425  100.0%  $112,082 100.0% $106,317 100.0%
Cost of Services........    82,706   77.2   12,385   71.1     86,850  77.5    82,187  77.3
                          --------  -----  -------  -----   -------- -----  -------- -----
Gross Profit............    24,386   22.8    5,040   28.9   $ 25,232  22.5% $ 24,130  22.7%
                                                            ======== =====  ======== =====
Selling, General and Ad-
 ministrative Expenses..    19,815   18.5    6,100   35.0
                          --------  -----  -------  -----
Income (Loss) from Oper-
 ations.................     4,571    4.3   (1,060)  (6.1)
Interest Income (Ex-
 pense), Net............      (229)  (0.2)      21    0.1
Other...................        (5)  (0.1)     230    1.4
                          --------  -----  -------  -----
Income (Loss) Before In-
 come Tax Provision
 (Benefit)..............     4,337    4.0     (809)  (4.6)
Income Tax Provision
 (Benefit)..............     2,065    1.9     (325)  (1.8)
                          --------  -----  -------  -----
Net Income (Loss).......  $  2,272    2.1% $  (484)  (2.8)%
                          ========  =====  =======  =====

 Historical Three Months Ended March 31, 1998 Compared to Historical Three Months Ended March 31, 1997

  Revenues. Revenues increased $89.7 million to $107.1 million for the three months ended March 31, 1998 from $17.4 million for the three months ended March 31, 1997. Such increase in revenues included $86.7 million attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and the acquisitions of the Post-Offering Acquisition Companies during the three months ended March 31, 1998. Also contributing to the increase was a $3.0 million increase in revenues at Airtron. Such increase related to new installation business, partially offset by a reduction in maintenance, repair and replacement sales due to adverse weather patterns, particularly in the Midwestern United States.

  Gross Profit. Gross profit increased $19.4 million to $24.4 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997. Such increase in gross profit included $19.3 million attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and the acquisitions of the Post-Offering Acquisition Companies during the three months ended March 31, 1998. Gross profit at Airtron increased by $0.1 million between periods. This increase did not correlate with the $3.0 million revenue increase as a higher mix of lower margin new installation work occurred in the current period at the expense of higher margin replacement revenues. Gross profit margin decreased 6.1% to 22.8% for the three months ended March 31, 1998 compared to 28.9% for the three months ended March 31, 1997 because certain of the GroupMAC Companies' gross profit margins were considerably lower than those achieved at Airtron.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.7 million to $19.8 million for the three months ended March 31, 1998 from $6.1 million for the three months ended March 31, 1997. Such increase included $14.1 million attributable to the acquisitions of the Pre-Offering

Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and the acquisitions of the Post-Offering Acquisition Companies during the three months ended March 31, 1998. Also contributing to the increase was a $1.8 million increase in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies and $0.8 million of goodwill amortization. Offsetting the increases was a $3.0 million reduction due primarily to prospective reductions in compensation to former owners. As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses and goodwill amortization, decreased to 16.1% for the three months ended March 31, 1998 from 35.0% for the three months ended March 31, 1997, respectively, due primarily to the prospective reductions in compensation to former owners, discussed above.

  Net Interest. Net interest increased $0.3 million during the three months ended March 31, 1998 compared to the same period of the prior year. Interest charges increased due to borrowings under the Company's credit facility to fund the cash portion of the acquisition of the Post-Offering Companies. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $2.4 million to $2.1 million for the three months ended March 31, 1998 from an income tax benefit of $0.3 million for the three months ended March 31, 1997. This increase corresponds with the pretax income increase of $5.1 million between periods. The effective tax rate for the three months ended March 31, 1998 was 47.6% compared to 40.2% for the three months ended March 31, 1997, resulting primarily from the non-deductible goodwill amortization of $0.8 million in the three months ended March 31, 1998.

 Combined Three Months Ended March 31, 1998 Compared to Combined Three Months Ended March 31, 1997

  Revenues. Combined revenues increased $5.8 million, or 5.5%, to $112.1 million for the three months ended March 31, 1998 from $106.3 million for the three months ended March 31, 1997. The increase in combined revenues was attributable to the GroupMAC Companies that primarily provide residential new installation services which experienced a 16.6% increase in revenues due to an increase in new home starts in the markets they serve. This increase was partially offset by a slight decrease in commercial revenues. Such decrease was primarily due to the completion during 1997 of a $20 million contract with a large software company in the Northwest region of the United States.

  Gross Profit. Combined gross profit increased $1.1 million, or 4.6%, to $25.2 million for the three months ended March 31, 1998 from $24.1 million for the three months ended March 31, 1997. The increase in gross profit was attributable to the increase in combined revenues described above. Gross profit margin remained relatively constant at 22.5% for the three months ended March 31, 1998 compared to 22.7% for the three months ended March 31, 1997. The slight decrease in gross profit margin was a result of the higher mix of lower margin new installation business in the current period at the expense of higher margin replacement revenues in the residential service business. The soft replacement market was primarily due to adverse weather patterns, particularly in the Midwestern United States.

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

INFLATION

  Inflation did not have a significant effect on the results of operations of the GroupMAC Companies for the three month periods ended March 31, 1998 and March 31, 1997.

YEAR 2000

  Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000 and later. This could result in significant system and equipment failures. The Company recognizes that it must take action to ensure that its products and operations will not be adversely impacted by Year 2000 software failures and is currently developing detailed assessments and action plans to address Year 2000 issues. Irrespective of the Year 2000 issue, the Company is in the process of developing data processing systems throughout the organization for its overall information needs which will be free of any Year 2000 limitations. The common data processing system will be implemented first at GroupMAC Companies with identified Year 2000 constraints that are not expected to be corrected by other means. The Company expects to commence user-acceptance testing of the new data processing system before the second quarter of 1999 with implementation to follow immediately thereafter. The Company currently does not have an overall estimate of the cost associated with the purchase and implementation of the new processing system.

  The Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. The Company has not assessed the potential adverse effect on the Company with respect to customers and suppliers with Year 2000 problems.

LIQUIDITY AND CAPITAL RESOURCES

  During November and December 1997, the Company completed the IPO involving the sale of 8.3 million shares of Common Stock at a price to the public of $14.00 per share. The net proceeds from the IPO (after deducting underwriting discounts and commissions and offering expenses) were approximately $103.6 million. Of this amount, $29.8 million was used to pay the cash portion of the closing consideration relating to the acquisitions of one Pre-Offering Company and the Offering Acquisition Companies, $42.6 million to repay corporate indebtedness and debt assumed in connection with the acquisition of the Founding Companies, $19.3 million to retire all of the then outstanding preferred stock and $11.9 million for general corporate purposes including working capital and final consideration settlements related to the GroupMAC Companies.

  Historically, the operations and growth of the Company have been financed through internally generated working capital and borrowings from commercial banks or other lenders. These borrowings were generally secured by substantially all of the assets of the Company, as well as personal guarantees of the respective owners.

  On December 11, 1997, the Company entered into a three year agreement with Texas Commerce Bank National Association, (now Chase Bank of Texas, National Association) as Agent, and four other banks to provide a revolving credit facility (the "Credit Agreement") with an initial borrowing capacity of up to $75.0 million. Under this Credit Agreement, the Company is required to maintain (i) a minimum fixed charge coverage ratio; (ii) a minimum tangible net worth that is positive; (iii) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (iv) a maximum ratio of debt to historical earnings before interest, taxes, depreciation and amortization; (v) a maximum amount of other indebtedness in relation to consolidated shareholders' equity and (vi) a minimum amount of consolidated net worth. The Company is presently in compliance with those covenants. The Credit Agreement matures on December 11, 2000.

  The Company is currently in discussions with its existing bank group and potential new banks to expand the borrowing capacity under the Credit Agreement. The Company has not yet determined the amount of expansion of the Credit Agreement. In addition, management is evaluating other financing strategies to provide capital for the Company's acquisition program.

  The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the three months ended March 31, 1998, capital expenditures aggregated $2.2 million. The Company anticipates that its cash flow from operations for the remainder of 1998 will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

  For the three months ended March 31, 1998 and March 31, 1997, the Company generated $2.4 million and utilized $2.1 million in cash from operating activities, respectively. For the three months ended March 31, 1998, net income, depreciation, amortization and deferred taxes generated $3.7 million and changes in asset and liability accounts utilized a net $1.3 million. For the three months ended March 31, 1997, net income, depreciation, amortization and deferred taxes utilized $0.5 million, and changes in asset and liability accounts utilized a net $1.6 million.

  For the three months ended March 31, 1998, the Company utilized $38.0 million in cash from investing activities. The cash expended during the three months ended March 31, 1998 consisted of $35.5 million for acquisitions, $2.2 million for capital expenditures and $0.3 million for deferred acquisition costs.

  For the three months ended March 31, 1998, the Company generated $15.6 million in cash from financing activities. These activities consisted of proceeds from the Credit Agreement of $21.3 million less payments of debt of $5.7 million.

  During the fourth quarter of 1997, the Company registered seven million shares of Common Stock under the Securities Act of 1933, as amended, for its use in connection with future acquisitions. After their issuance, those registered shares generally are freely tradable by persons not affiliated with the Company unless the Company contractually restricts the resale. Substantially all of the shares of common stock issued in connection with the acquisition of the Founding Companies were not registered under the Securities Act and were also subject to contractual restrictions on transfer. However, the holders of these shares will be permitted to transfer a limited amount of these shares during 1998.

  During the first quarter of 1998, the Company completed the acquisition of the Post-Offering Companies that were accounted for as purchases. Total consideration paid was $67.1 million, which included cash payments of $35.6 million, $0.8 million of subordinated convertible debt and 2.5 million shares of Common Stock. The Company financed the cash portion of the purchase price using (i) remaining funds from the IPO, (ii) cash borrowed under the Credit Agreement and (iii) internally generated funds.

  From March 31, 1998 through May 14, 1998, the Company acquired three additional platform companies with combined annual revenues of $33.9 million. Total consideration paid was approximately $24.7 million consisting of cash payments of $13.6 million and 0.8 million shares of Common Stock. These acquisitions will be accounted for as purchases. The Company financed the cash portion of the purchase price with borrowings under the Credit Agreement. As of May 14, 1998, the funds available under the Credit Agreement totaled $39.3 million, subject to the maintenance of financial ratios and covenants.

  The Company intends to aggressively pursue acquisition opportunities. Management believes that funds provided by operations, together with funds currently available under the Credit Agreement, will be adequate to meet the Company's anticipated requirements for acquisitions until the third quarter of 1998. The Company is in discussions with its lenders to increase the amount available under the Credit Agreement and is also evaluating other sources of financing in order to meet its financing needs beyond that period. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On January 12, 1998, the Company issued 191,900 shares of Common Stock to the partners of Callahan/Roach & Associates ("Callahan Roach") as the purchase for the assets of Callahan Roach. On March 20, 1998, the Company issued 3,750 shares of Common Stock to the shareholders of Linford Service Company as part of a post-closing adjustment to the purchase price for that company. The obligations to issue these shares of Common Stock were incurred in 1997.

  These shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (1) Exhibits.

    2    --None
    3.1  --Articles of Incorporation of the Company, as amended (Exhibit 3.1 to
          Registration Statement No. 333-34067).
    3.2  --Bylaws of the Company, as amended (Exhibit 3.2 to Registration
          Statement No. 333-34067).
    4    --Amendment to Articles of Incorporation effecting a 1-for-2.5 reverse stock split (included in Exhibit 3.1)
   10    --None.
   11    --None
   15    --None.
   18    --None.
   19    --None.
   22    --None.
   23    --None.
   24    --None.
   27    --Financial Data Schedule.
   99    --None.

  (2) Reports on Form 8-K.

  On January 29, 1998, the Company filed a report under Item 5 of Form 8-K, dated January 20, 1998, with respect to the issuance by the Company of a press release announcing that it had acquired eight companies with annual revenues of approximately $101 million, which had previously been announced, and another company with annual revenues of approximately $4.9 million.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GROUP MAINTENANCE AMERICA CORP.

May 15, 1998                                      /s/ Darren B. Miller
                                          _____________________________________
(Date)                                                Darren B. Miller
                                              Senior Vice President and Chief
                                                      Financial Officer
                                               (principal financial officer)

                                                   /s/ Daniel W. Kipp
May 15, 1998                              _____________________________________
(Date)                                                 Daniel W. Kipp
                                                Vice President and Corporate
                                                         Controller
                                               (principal accounting officer)