Form 10-Q
period 1998-06-30
GROUP MAINTENANCE AMERICA CORP
filed 1998-08-14
CIK 1039690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                         8 GREENWAY PLAZA, SUITE 1500
                               HOUSTON, TX 77046
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 860-0100

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $0.001 per share; 26,564,320 shares outstanding as of July 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION
  Item 1.Financial Statements
     General Information..................................................    1
     Consolidated Condensed Balance Sheets................................    2
     Consolidated Condensed Statements of Operations......................    3
     Consolidated Condensed Statements of Cash Flows......................    4
     Notes to Consolidated Condensed Financial Statements.................    5
  Item 2.Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................    8
  Item 3.Quantitative and Qualitative Disclosures About Market Risk.......    *
PART II OTHER INFORMATION
  Item 1.Legal Proceedings................................................    *
  Item 2.Changes in Securities............................................   16
  Item 3.Defaults Upon Senior Securities..................................    *
  Item 4.Submission of Matters to a Vote of Security Holders..............   16
  Item 5.Other Information................................................    *
  Item 6.Exhibits and Reports on Form 8-K.................................   17

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

  Group Maintenance America Corp., a Texas corporation ("GroupMAC"), is one of the largest diversified providers of heating, ventilation and air conditioning ("HVAC"), plumbing and electrical services to commercial/industrial and residential customers in the United States. As used herein, the "Company" refers to Group Maintenance America Corp. and its consolidated subsidiaries.

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

  During June and July 1997, the Company acquired, in separate transactions, 10 additional companies (the "Pre-Offering Companies") through a combination of cash, preferred stock, Common Stock and warrants to purchase shares of Common Stock of GroupMAC. During the fourth quarter of 1997, the Company acquired, concurrently with the IPO, 13 additional companies (the "Offering Acquisition Companies" and, together with Airtron and the Pre-Offering Companies, the "Founding Companies") through a combination of cash and Common Stock of the Company.

  The Founding Companies had approximately $329.0 million in pro forma revenues in 1997. During the first half of 1998, the Company acquired 27 platform companies (the "Post-Offering Companies" and, together with the Founding Companies, the "GroupMAC Companies") representing approximately $292.1 million in annual revenues. From June 30, 1998 through August 13, 1998, the Company has acquired three additional platform companies with combined annual revenues of $58.6 million. The Company currently operates in 54 cities in 26 states.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                        JUNE 30,   DECEMBER 31,
                        ASSETS                            1998         1997
                        ------                         ----------- ------------
                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents...........................  $  5,434     $ 25,681
  Accounts receivable, net............................    99,111       45,516
  Inventories.........................................    14,932        8,834
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................    15,938        3,116
  Prepaid expenses and other current assets...........     4,138        1,013
  Deferred tax assets.................................     3,439        1,647
                                                        --------     --------
    Total current assets..............................   142,992       85,807
PROPERTY AND EQUIPMENT, net...........................    25,603       11,312
GOODWILL, net.........................................   215,024       84,533
DEFERRED TAX ASSETS...................................     4,822        4,739
REFUNDABLE INCOME TAXES...............................     3,478        4,529
OTHER LONG-TERM ASSETS................................     2,880        1,767
                                                        --------     --------
    Total assets......................................  $394,799     $192,687
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings and current maturities of
   long-term debt.....................................  $  3,934     $  2,769
  Accounts payable and accrued expenses...............    65,076       28,519
  Due to related parties..............................     5,601        3,358
  Billings in excess of cost and estimated earnings on
   uncompleted contracts..............................    15,265        4,737
  Deferred service contract revenue...................     3,756        3,305
  Income taxes payable................................     6,141           31
  Other current liabilities...........................     5,110        2,610
                                                        --------     --------
    Total current liabilities.........................   104,883       45,329
LONG-TERM DEBT, net of current maturities.............    64,853          169
DUE TO RELATED PARTIES................................     8,577        9,745
OTHER LONG-TERM LIABILITIES...........................     1,050          791
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 50,000 shares
   authorized; none issued and outstanding............        --           --
  Common stock, $0.001 par value; 100,000 shares
   authorized; 26,415 and 20,629 shares issued and
   outstanding, respectively..........................        26           21
  Additional paid-in capital..........................   239,553      169,143
  Retained deficit....................................   (24,143)     (32,511)
                                                        --------     --------
    Total shareholders' equity........................   215,436      136,653
                                                        --------     --------
    Total liabilities and shareholders' equity........  $394,799     $192,687
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

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS
                                               ENDED         SIX MONTHS ENDED
                                              JUNE 30,           JUNE 30,
                                          -----------------  -----------------
                                            1998     1997      1998     1997
                                          --------  -------  --------  -------
REVENUES................................. $159,185  $25,419  $266,277  $42,844
COST OF SERVICES.........................  119,838   18,536   202,544   30,921
                                          --------  -------  --------  -------
  Gross profit...........................   39,347    6,883    63,733   11,923
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES................................   26,712    4,929    45,707   11,029
AMORTIZATION OF GOODWILL.................    1,183       31     2,004       31
COMPENSATION EXPENSE FROM REVERSE
 ACQUISITION.............................       --    6,978        --    6,978
                                          --------  -------  --------  -------
    Income (loss) from operations........   11,452   (5,055)   16,022   (6,115)
OTHER INCOME (EXPENSE):
  Interest expense.......................     (841)    (344)   (1,314)    (395)
  Interest income........................       44       82       229      154
  Other..................................       93       (2)      149      228
                                          --------  -------  --------  -------
    Income (loss) before income tax
     provision...........................   10,748   (5,319)   15,086   (6,128)
INCOME TAX PROVISION.....................    4,653      679     6,718      354
                                          --------  -------  --------  -------
NET INCOME (LOSS)........................ $  6,095  $(5,998) $  8,368  $(6,482)
                                          ========  =======  ========  =======
BASIC EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE.............. $   0.24  $ (0.70) $   0.35  $ (0.76)
                                          ========  =======  ========  =======
  WEIGHTED AVERAGE SHARES OUTSTANDING....   25,229    8,565    24,198    8,492
                                          ========  =======  ========  =======
DILUTED EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE.............. $   0.24  $ (0.70) $   0.34  $ (0.76)
                                          ========  =======  ========  =======
  WEIGHTED AVERAGE SHARES OUTSTANDING....   25,667    8,565    24,595    8,492
                                          ========  =======  ========  =======


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                        1998          1997
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................. $      8,368  $     (6,482)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization...................        4,875           231
   Gain from sale of property and equipment........          (26)         (219)
   Deferred income taxes...........................         (369)       (1,711)
   Non-cash compensation expense...................           --         6,978
   Changes in operating assets and liabilities, net
    of effect of acquisitions accounted for as
    purchases:
   (Increase) decrease in--
     Accounts receivable...........................       (8,372)         (534)
     Inventories...................................       (1,048)       (2,481)
     Costs and estimated earnings in excess of
      billings on uncompleted contracts............       (5,691)       (1,939)
     Prepaid expenses and other current assets.....       (2,286)        8,594
     Refundable income taxes.......................        1,043           431
     Other long-term assets........................          672             5
   Increase (decrease) in--
     Accounts payable..............................        4,488        (6,695)
     Accrued expenses..............................        1,305        (2,963)
     Due to related parties........................       (5,434)          148
     Billings in excess of costs and estimated
      earnings on uncompleted contracts............        3,891           (10)
     Deferred service contract revenue.............         (510)          311
     Income taxes payable..........................        4,633           496
     Other current liabilities.....................          770           611
     Compensation and benefits payable.............           --         3,967
     Other long-term liabilities...................          (74)          917
                                                    ------------  ------------
        Net cash provided by (used in) operating
         activities................................        6,235          (345)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for acquisitions, net of cash acquired
  of $8,567 and $2,011.............................      (71,480)       (5,343)
 Deferred acquisition costs........................         (726)         (546)
 Purchase of property and equipment................       (4,574)         (458)
 Proceeds from sale of property and equipment......          138           285
                                                    ------------  ------------
        Net cash used in investing activities......      (76,642)       (6,062)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt................................       74,400        29,600
 Payments of debt..................................      (24,240)       (2,976)
 Deferred offering costs...........................           --           (32)
 Exercise of stock options.........................           --            31
 Proceeds from issuance of common stock............           --         4,099
 Distributions to shareholders prior to initial
  public offering..................................           --       (20,367)
                                                    ------------  ------------
        Net cash provided by financing activities..       50,160        10,355
                                                    ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................      (20,247)        3,948
CASH AND CASH EQUIVALENTS, beginning of period.....       25,681         1,927
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of period........... $      5,434  $      5,875
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid..................................... $        629  $         --
 Income taxes paid................................. $      1,361  $      1,039

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Transition Report on Form 10-K for the ten-month period ended December 31, 1997.

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

  The following table summarizes weighted average shares outstanding for each of the historical periods presented (in thousands):

                                             THREE MONTHS ENDED SIX MONTHS ENDED
                                                  JUNE 30,          JUNE 30,
                                             ------------------------------------
                                               1998      1997     1998    1997
                                             --------- ----------------- --------
Shares issued in the acquisition of
 Airtron...................................      4,652    4,652    4,652   4,652
Shares issued, excluding acquisitions and
 the IPO...................................      3,637    3,627    3,637   3,627
Shares issued for the acquisition of the
 Pre-Offering Companies....................      1,437      286    1,437     213
Shares issued for the acquisition of the
 Offering Acquisition
 Companies.................................      3,007       --    3,002      --
Shares issued pursuant to the IPO..........      8,340       --    8,340      --
Shares issued for the acquisition of the
 Post-Offering Companies...................      4,156       --    3,130      --
                                             --------- -------- -------- -------
Weighted average shares outstanding--Basic.     25,229    8,565   24,198   8,492
Incremental effect of options and warrants
 outstanding...............................        438       --      397      --
                                             --------- -------- -------- -------
Weighted average shares outstanding--
 Diluted...................................     25,667    8,565   24,595   8,492
                                             ========= ======== ======== =======

  Because the Company reported a net loss for the three and six month periods ended June 30, 1997, the potentially dilutive common shares (including warrants and stock options) had an anti-dilutive effect on earnings per share. Accordingly, diluted earnings per share is the same as basic earnings per share for these periods.

  3. During the first half of 1998, the Company completed the acquisition of the Post-Offering Companies for approximately $157.8 million, which includes cash payments of $85.5 million, $0.8 million of subordinated convertible debt,
5.4 million shares of common stock and options to purchase 0.1 million shares of Common Stock. Of the total consideration, approximately $5.4 million of cash and 0.1 million shares of common stock is due to former shareholders at June 30, 1998. All such acquisitions were accounted for as purchases. In connection with these acquisitions, the Company assumed approximately $15.7 million of debt. The combined annual revenues of the Post-Offering Companies were approximately $292.1 million.

                        GROUP MAINTENANCE AMERICA CORP.

                                  (UNAUDITED)

  The unaudited pro forma data presented below consists of the combined income statement data for GroupMAC, Airtron and the other GroupMAC Companies as if the acquisitions were effective on the first day of the period being reported (in thousands, except for per share amounts).

                                              PRO FORMA DATA
                                               THREE MONTHS     PRO FORMA DATA
                                                   ENDED       SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30,
                                             ----------------- -----------------
                                               1998     1997     1998     1997
                                             -------- -------- -------- --------
Revenues.................................... $172,619 $157,782 $315,184 $293,788
Net income.................................. $  6,245 $  5,971 $  8,898 $  9,068
Net income per share:
  Basic..................................... $   0.24 $   0.23 $   0.34 $   0.34
  Diluted................................... $   0.23 $   0.22 $   0.33 $   0.34

  Pro forma adjustments included in the amounts above consist of compensation differentials, elimination of a non-recurring, non-cash compensation charge of $7.0 million in 1997 related to the reverse acquisition of Airtron, adjustment for goodwill amortization over a period of 40 years, elimination of historical interest expense on long-term debt which was repaid with the proceeds of the IPO or otherwise retired, additional interest expense on funds borrowed for acquisitions of certain Post-Offering Companies, and adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding from the beginning of the periods presented. The pro forma amounts above also include actual corporate overhead costs. These costs increased $1.4 million and $2.6 million during the three and six month periods ended June 30, 1998 compared to the three and six month periods ended June 30, 1997, respectively due to the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies. This increase amounts to approximately $0.03 and $0.06 per basic and diluted share in the three and six month periods ended June 30, 1998, respectively.

  From June 30, 1998 through August 13, 1998, the Company acquired three additional platform companies with combined annual revenues of $58.6 million. Total consideration paid was approximately $19.6 million that included cash payments of $9.7 million, 0.6 million shares of common stock and options to purchase 0.2 million shares of common stock. These acquisitions will be accounted for as purchases.

  4. The acquisitions of the Post Offering Companies included in the accompanying financial statements were accounted for under the purchase method of accounting. Purchase price consideration is subject to final adjustment. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair values and may be revised as additional information becomes available. However, the Company does not expect any significant adjustments to the purchase price allocations or amount of goodwill at June 30, 1998.

  5. The Company is involved in various legal actions. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in significant system and equipment failures. The Company recognizes that it must take action to ensure that its products and operations will not be adversely impacted by Year 2000 software failures.

                        GROUP MAINTENANCE AMERICA CORP.

                                  (UNAUDITED)

  An initial systems survey of the GroupMAC Companies was completed in March of 1998 and revealed that several of the Company's business applications possess Year 2000 problems. The Company has engaged a consulting firm to assist the Company in assessing exposure related to core business applications software and developing an action plan to address these issues in a timely manner. This project commenced in early July and is expected to be completed in early September. The cost of this assessment is estimated at $80,000. The major deliverables of the project are as follows:

    . Confirming and tracking Year 2000 compliance with software vendors currently utilized by the Company.

    . Assessing risk and determining an estimated range of costs to remediate those applications that are not Year 2000 compliant.

    . Developing an action plan for correcting non-compliant applications before January 1, 2000.

  Once this project is complete, management will have better information available to assess the impact of the Year 2000 problem and determine the appropriate corrective actions and the costs thereof.

  Additionally, the Company is developing data processing systems throughout the organization for its overall information needs which will be free of any Year 2000 limitations. The common data processing system will be implemented first at GroupMAC Companies with identified Year 2000 constraints that are not expected to be corrected by other means. The Company expects to commence user-acceptance testing of the new data processing system before the second quarter of 1999 with implementation to follow immediately thereafter. The Company currently does not have an overall estimate of the cost associated with the purchase and implementation of the new processing system.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are identified by the use of forward-looking words and phrases, such as: "believes," "expects," "anticipates," and "intends." These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Among the factors that could cause results to differ materially from current expectations are: (i) the general political, economic and competitive conditions in markets where the Company operates; (ii) changes in capital availability or costs; (iii) decreases in demand for the Company's services and the resulting negative impact on the Company's revenues and margins from such products; (iv) employee workforce factors; (v) the Company's ability to integrate the operations of acquired businesses quickly and in a cost-effective manner; and (vi) the timing and occurrence (or non-occurrence) of transactions and events, which may be subject to circumstances beyond the Company's control.

GENERAL

  The Company's revenues are derived from providing new installation services and maintenance, repair and replacement services for HVAC, plumbing, electrical and other systems to commercial/industrial and residential customers. Approximately 55% of the Founding Companies pro forma combined 1997 revenues of $329.0 million were derived from new installation services and 45% were attributable to maintenance, repair and replacement services. Maintenance, repair and replacement revenues are recognized as the services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. Revenues from fixed price installation and retro-fit contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method.

  The Company intends to make additional acquisitions across the three main technical disciplines (HVAC, plumbing and electrical) within the commercial/industrial and residential markets. The Company's long-term objective is to develop maintenance, repair and replacement capabilities (both residential and commercial/ industrial) in the top 100 markets within the United States, while offering new installation services across a more limited range of markets where new construction in the residential and/or commercial/industrial sectors is expected to out-pace the national average over the long term. Over time, this objective is expected to shift revenues of the Company to an increased percentage of maintenance, repair and replacement revenue. When considering the 27 Post-Offering Companies, the pro forma combined 1997 revenues increased to approximately $620 million and the business mix shifts to 48% new installation services and 52% maintenance, repair and replacement services.

  Cost of services consists primarily of components, parts and supplies related to the Company's new installation and maintenance, repair and replacement services, salaries and benefits of service and installation technicians, subcontracted services, depreciation, fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

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

  The historical results of operations presented below are derived from the consolidated condensed financial statements contained elsewhere herein. The combined results of operations presented below do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the revenues and cost of services of the individual GroupMAC Companies on a historical basis. The combined results of operations assume that each of the GroupMAC Companies was combined from the beginning of each period presented. The combined results may not be indicative of the Company's post-combination results of operations because (i) the GroupMAC Companies were not under common control or management during the periods presented and (ii) the combined data does not reflect the potential benefits and cost savings the Company expects to realize when operating as a combined entity.

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                  HISTORICAL                         COMBINED
                         THREE MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30,
                         -------------------------------   ------------------------------
                              1998            1997              1998            1997
                         ---------------  --------------   --------------  --------------
Revenues................ $159,185  100.0% $25,419  100.0%  $172,619 100.0% $157,782 100.0%
Cost of Services........  119,838   75.3   18,536   72.9    130,016  75.3   120,544  76.4
                         --------  -----  -------  -----   -------- -----  -------- -----
Gross Profit............   39,347   24.7    6,883   27.1   $ 42,603  24.7% $ 37,238  23.6%
                                                           ======== =====  ======== =====
Selling, General and
 Administrative
 Expenses...............   27,895   17.5   11,938   47.0
                         --------  -----  -------  -----
Income (Loss) from
 Operations.............   11,452    7.2   (5,055) (19.9)
Interest Expense, Net...     (797)  (0.5)    (262)  (1.0)
Other...................       93     --       (2)    --
                         --------  -----  -------  -----
Income (Loss) Before
 Income Tax Provision...   10,748    6.7   (5,319) (20.9)
Income Tax Provision....    4,653    2.9      679    2.7
                         --------  -----  -------  -----
Net Income (Loss)....... $  6,095    3.8% $(5,998) (23.6)%
                         ========  =====  =======  =====

 Historical Three Months Ended June 30, 1998 Compared to Historical Three Months Ended June 30, 1997

  Revenues. Revenues increased $133.8 million to $159.2 million for the three months ended June 30, 1998 from $25.4 million for the three months ended June 30, 1997. Such increase in revenues included $130.2 million attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and the acquisitions of the Post-Offering Companies during the six months ended June 30, 1998. Also contributing to the increase was a $3.6 million increase in revenues at Airtron. The Airtron increase related to strong housing starts throughout the country, particularly in the Midwestern and South Central United States.

  Gross Profit. Gross profit increased $32.5 million to $39.3 million for the three months ended June 30, 1998 from $6.9 million for the three months ended June 30, 1997. Such increase in gross profit included approximately $0.5 million in materials purchases savings and $31.0 million attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and the acquisitions of the Post-Offering Companies during the six months ended June 30, 1998. Gross profit at Airtron increased by $1.5 million between periods. This increase correlates favorably with the $3.6 million revenue increase as Airtron is operating at full capacity to accommodate housing start demand in its geographic markets and has deployed resources to further broaden its service base. Gross profit margin decreased 2.4% to 24.7% for the three months ended June 30, 1998 compared to 27.1% for the three months ended June 30, 1997 because certain of the GroupMAC Companies' gross profit margins were considerably lower than those achieved at Airtron.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.0 million to $27.9 million for the three months ended June 30, 1998 from $11.9 million for the three months ended June 30, 1997. Such increase included $20.0 million attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November

1997 and the acquisitions of the Post-Offering Companies during the six months ended June 30, 1998. Also contributing to the increase was a $1.8 million increase in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies and $1.2 million of goodwill amortization. Offsetting the increases was a $7.0 million reduction in compensation expense recognized in the prior year from the reverse acquisition of Airtron. As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses, goodwill amortization, and compensation expense decreased to 15.3% for the three months ended June 30, 1998 from 16.9% for the three months ended June 30, 1997, respectively, due primarily to the prospective reductions in compensation to former owners of Airtron. When including corporate expenses and goodwill amortization, but excluding the non-recurring compensation expense of $7.0 million related to the reverse acquisition, selling, general and administrative expenses as a percentage of revenue decreased to 17.5% for the three months ended June 30, 1998 from 19.5% for the three months ended June 30, 1997.

  Net Interest. Net interest increased $0.5 million during the three months ended June 30, 1998 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $4.0 million to $4.7 million for the three months ended June 30, 1998 from $0.7 million for the three months ended June 30, 1997. This increase corresponds with the pretax income increase of $9.1 million between periods after adding back the $7.0 million of 1997 non-recurring compensation expense related to the reverse acquisition of Airtron. The effective tax rate for the three months ended June 30, 1998 was 43.3% compared to 40.9% for the three months ended June 30, 1997 after adding back the $7.0 million of compensation expense related to the reverse acquisition of Airtron. This increase results primarily from non-deductible goodwill amortization of $1.2 million in the three months ended June 30, 1998.

 Combined Three Months Ended June 30, 1998 Compared to Combined Three Months Ended June 30, 1997

  Revenues. Combined revenues increased $14.8 million, or 9.4%, to $172.6 million for the three months ended June 30, 1998 from $157.8 million for the three months ended June 30, 1997. The increase in combined revenues was attributable to (i) the companies that primarily provide residential new installation services which experienced an 18.3% increase in revenues due to an increase in new home starts in the markets they serve, (ii) the companies that primarily provide residential maintenance, repair and replacement services which experienced an 18.8% increase due to favorable weather patterns in the markets they serve and (iii) a slight increase of 3.3% from the companies that primarily provide commercial services.

  Gross Profit. Combined gross profit increased $5.4 million, or 14.5%, to $42.6 million for the three months ended June 30, 1998 from $37.2 million for the three months ended June 30, 1997. The increase in gross profit was attributable to the increase in combined revenues described above. Gross profit margin increased to 24.7% for the three months ended June 30, 1998 compared to 23.6% for the three months ended June 30, 1997. The increase in gross profit margin was a result of (i) a greater mix of higher margin maintenance, repair and replacement business in the residential sector, replacing lower margin new installation business that prevailed in the prior year and (ii) purchasing synergies experienced in the current year.

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                  HISTORICAL                         COMBINED
                          SIX MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                         -------------------------------   ------------------------------
                              1998            1997              1998            1997
                         ---------------  --------------   --------------  --------------
Revenues................ $266,277  100.0% $42,844  100.0%  $315,184 100.0% $293,788 100.0%
Cost of Services........  202,544   76.1   30,921   72.2    240,437  76.3   226,224  77.0
                         --------  -----  -------  -----   -------- -----  -------- -----
Gross Profit............   63,733   23.9   11,923   27.8   $ 74,747  23.7% $ 67,564  23.0%
                                                           ======== =====  ======== =====
Selling, General and
 Administrative
 Expenses...............   47,711   17.9   18,038   42.1
                         --------  -----  -------  -----
Income (Loss) from
 Operations.............   16,022    6.0   (6,115) (14.3)
Interest Expense, Net...   (1,085)  (0.4)    (241)  (0.6)
Other...................      149    0.1      228    0.6
                         --------  -----  -------  -----
Income (Loss) Before
 Income Tax Provision...   15,086    5.7   (6,128) (14.3)
Income Tax Provision....    6,718    2.5      354    0.8
                         --------  -----  -------  -----
Net Income (Loss)....... $  8,368    3.2% $(6,482) (15.1)%
                         ========  =====  =======  =====

 Historical Six Months Ended June 30, 1998 Compared to Historical Six Months Ended June 30, 1997

  Revenues. Revenues increased $223.5 million to $266.3 million for the six months ended June 30, 1998 from $42.8 million for the six months ended June 30, 1997. Such increase in revenues included $216.7 million attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and the acquisitions of the Post-Offering Companies during the six months ended June 30, 1998. Also contributing to the increase was a $6.7 million increase in revenues at Airtron, which related to strong housing starts throughout the country, particularly in the Midwestern and South Central United States.

  Gross Profit. Gross profit increased $51.8 million to $63.7 million for the six months ended June 30, 1998 from $11.9 million for the six months ended June 30, 1997. Such increase in gross profit included approximately $0.9 million in materials purchases savings and $49.3 million attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and the acquisitions of the Post-Offering Companies during the six months ended June 30, 1998. Gross profit at Airtron increased by $1.6 million between periods, with virtually all of that increase occurring in the second quarter. This increase did not correlate as favorably with Airtron's $6.7 million increase in revenues as a higher mix of lower margin new installation work occurred in the first quarter as a result of a reduction in maintenance, repair and replacement sales due to adverse weather patterns, particularly in the Midwestern United States. Gross profit margin decreased 3.9% to 23.9% for the six months ended June 30, 1998 compared to 27.8% for the six months ended June 30, 1997 because certain of the GroupMAC Companies' gross profit margins were considerably lower than those achieved at Airtron.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29.7 million to $47.7 million for the six months ended June 30, 1998 from $18.0 million for the six months ended June 30, 1997. Such increase included $31.2 million attributable to the acquisitions of the Pre-Offering Companies in June and July of 1997, the acquisitions of the Offering Acquisition Companies during November 1997 and the acquisitions of the Post-Offering Companies during the six months ended June 30, 1998. Also contributing to the increase was a $3.5 million increase in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies and $2.0 million of goodwill amortization. Offsetting the increases was a $7.0 million reduction in compensation expense recognized in the prior year from the reverse acquisition of Airtron. As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses, goodwill amortization and 1997 non-recurring compensation expense, decreased to 15.6% for the six months ended June 30, 1998 from 24.3% for the six months ended June 30, 1997, respectively, due primarily to the prospective reductions in compensation to former owners of Airtron. When including corporate expenses and goodwill amortization, but excluding the non-recurring compensation expense of $7.0 million related to the reverse acquisition, selling, general and administrative expenses as a percentage of revenue decreased to 17.9% for the six months ended June 30, 1998 from 25.8% for the six months ended June 30, 1997.

  Net Interest. Net interest increased $0.8 million during the six months ended June 30, 1998 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $6.3 million to $6.7 million for the six months ended June 30, 1998 from $0.4 million for the six months ended June 30, 1997. This increase corresponds with the pretax income increase of $14.2 million between periods after adding back the $7.0 million of compensation expense related to the reverse acquisition of Airtron. The effective tax rate for the six months ended June 30, 1998 was 44.5% compared to 41.6% for the six months ended June 30, 1997 after adding back the $7.0 million of compensation expense related to the reverse acquisition of Airtron. This increase results primarily from the non-deductible goodwill amortization of $2.0 million in the six months ended June 30, 1998.

 Combined Six Months Ended June 30, 1998 Compared to Combined Six Months Ended June 30, 1997

  Revenues. Combined revenues increased $21.4 million, or 7.3%, to $315.2 million for the six months ended June 30, 1998 from $293.8 million for the six months ended June 30, 1997. The increase in combined revenues was attributable to (i) the companies that primarily provide residential new installation services which experienced a 17.3% increase in revenues due to an increase in new home starts in the markets they serve, (ii) companies that primarily provide residential maintenance, repair and replacement services which experienced a 15.3% increase due to favorable weather patterns in the markets they serve and (iii) a slight increase of 1.3% from the companies that provide commercial services. The small commercial increase was primarily due to the completion during 1997 of a $20.0 million contract with a large software company in the Northwest region of the United States.

  Gross Profit. Combined gross profit increased $7.1 million, or 10.5%, to $74.7 million for the six months ended June 30, 1998 from $67.6 million for the six months ended June 30, 1997. The increase in gross profit was primarily attributable to the increase in combined revenues described above. Gross profit margin increased to 23.7% for the six months ended June 30, 1998 compared to 23.0% for the six months ended June 30, 1997. The increase in gross profit margin was a result of (i) a greater mix of higher margin maintenance, repair and replacement business in the residential sector during the second quarter, replacing lower margin new installation business that prevailed in the prior year and (ii) purchasing synergies experienced in the current year.

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

INFLATION

  Inflation did not have a significant effect on the results of operations of the GroupMAC Companies for the three and six month periods ended June 30, 1998 and June 30, 1997.

YEAR 2000

  Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in significant system and equipment failures. The Company recognizes that it must take action to ensure that its products and operations will not be adversely impacted by Year 2000 software failures.

  An initial systems survey of the GroupMAC Companies was completed in March of 1998 and revealed that several of the Company's business applications possess Year 2000 problems. The Company has engaged a consulting firm to assist the Company in assessing exposure related to core business applications software and developing an action plan to address these issues in a timely manner. This project commenced in early July and is expected to be completed in early September. The cost of this assessment is estimated at $80,000. The major deliverables of the project are as follows:

    . Confirming and tracking Year 2000 compliance with software vendors currently utilized by the Company.

    . Assessing risk and determining an estimated range of costs to remediate those applications that are not Year 2000 compliant.

    . Developing an action plan for correcting non-compliant applications before January 1, 2000.

  Once this project is complete, management will have better information available to assess the impact of the Year 2000 problem and determine the appropriate corrective actions and the costs thereof.

  Additionally, the Company is developing data processing systems throughout the organization for its overall information needs which will be free of any Year 2000 limitations. The common data processing system will be implemented first at GroupMAC Companies with identified Year 2000 constraints that are not expected to be corrected by other means. The Company expects to commence user-acceptance testing of the new data processing system before the second quarter of 1999 with implementation to follow immediately thereafter. The Company currently does not have an overall estimate of the cost associated with the purchase and implementation of the new processing system.

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

  On June 12, 1998, the Company amended and restated its revolving credit facility (the "Credit Agreement") to increase its borrowing capacity from $75.0 million to $125.0 million. Under this Credit Agreement, the Company is required to maintain (i) a minimum fixed charge coverage ratio; (ii) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (iii) a maximum ratio of debt to historical earnings before interest, taxes, depreciation and amortization; (iv) a maximum amount of other indebtedness in relation to consolidated shareholders' equity and (v) a minimum amount of consolidated net worth. The Company is presently in compliance with those covenants. The Credit Agreement matures on December 11, 2000.

  The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of its business. During the six months ended June 30, 1998, capital expenditures aggregated $4.6 million. The Company anticipates that its cash flow from operations for the remainder of 1998 will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

  For the six months ended June 30, 1998 and June 30, 1997, the Company generated $6.2 million and utilized $0.3 million in cash from operating activities, respectively. For the six months ended June 30, 1998, net income, depreciation, amortization and deferred taxes generated $12.8 million and changes in asset and liability accounts utilized a net $6.6 million. For the six months ended June 30, 1997, net loss, depreciation, amortization, deferred taxes and non-cash compensation expense utilized $1.2 million, and changes in asset and liability accounts generated a net $0.9 million.

  For the six months ended June 30, 1998, the Company utilized $76.6 million in cash from investing activities. The cash expended during the six months ended June 30, 1998 consisted of $71.5 million for acquisitions, $4.4 million for net capital expenditures and $0.7 million for deferred acquisition costs. For the six months ended June 30, 1997, the Company utilized $6.1 million in cash from investing activities. The cash expended during the six months ended June 30, 1997 consisted of $5.3 million for acquisitions, $0.2 million for net capital expenditures and $0.6 million for deferred acquisition costs.

  For the six months ended June 30, 1998, the Company generated $50.2 million in cash from financing activities. These activities consisted of proceeds from the Credit Agreement of $74.4 million less payments of debt of $24.2 million. For the six months ended June 30, 1997, the Company generated $10.4 million in cash from financing activities. These activities consisted of proceeds from debt of $29.6 million and proceeds from the issuance of Common Stock of $4.1 million less payments of debt of $3.0 million and distributions to shareholders of $20.4 million.

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

  During the first half of 1998, the Company completed the acquisition of the Post-Offering Companies, which were accounted for as purchases, for approximately $157.8 million, which includes cash payments of $85.5 million, $0.8 million of subordinated convertible debt, 5.4 million shares of Common Stock and options to purchase 0.1 million shares of Common Stock. Of the total consideration, approximately $5.4 million of cash and 0.1 million shares of common stock is due to former shareholders at June 30, 1998. The Company financed the cash portion of the purchase price using (i) remaining funds from the IPO, (ii) cash borrowed under the Credit Agreement and (iii) internally generated funds. The combined 1997 annual revenues of these companies were $292.1 million.

  From June 30, 1998 through August 13, 1998, the Company acquired three additional platform companies with combined annual revenues of 58.6 million. Total consideration paid was approximately $19.6 million consisting of cash payments of $9.7 million, 0.6 million shares of Common Stock and options to purchase 0.2 million shares of Common Stock. These acquisitions will be accounted for as purchases. The Company financed the cash portion of the purchase price with borrowings under the Credit Agreement. As of August 13, 1998, the funds available under the Credit Agreement totaled $52.8 million, subject to the maintenance of financial ratios and covenants. The Company expects to borrow a substantial portion of the available funds during the third quarter of 1998. Accordingly, the Company is in the process of obtaining additional financing in order to continue its acquisition program. Management believes that it has a variety of financing options available for the

Company and that such additional financing will be secured on a timely basis. However, the failure of the Company to obtain such additional financing would have a material adverse effect on the Company's ability to continue to acquire new businesses.

  The Company intends to aggressively pursue acquisition opportunities. Management believes the Company has several viable financing alternatives to meet the Company's anticipated requirements for acquisitions. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

  During the quarter ended June 30, 1998, Group Maintenance America Corp. (the "Company") issued securities that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), as follows:

    (a) On April 20, 1998, the Company issued 22,528 shares of Common Stock to the former shareholder of All Service Electric, Inc. ("All Service") as part of the post-closing adjustment of the purchase price for the acquisition of All Service;

    (b) On April 20, 1998, the Company issued 38,482 shares of Common Stock to the former shareholders of Willis Refrigeration, Air Conditioning & Heating, Inc. ("Willis") as part of the post-closing adjustment of the purchase price for the acquisition of Willis;

    (c) On April 20, 1998, the Company issued 21,555 shares of Common Stock to the former shareholders of Paul E. Smith Co., Inc. ("PES") as part of the post-closing adjustment of the purchase price for the acquisition of PES;

    (d) On April 20, 1998, the Company issued 1,422 shares of Common Stock to the former shareholders of Mechanical Services, Inc. ("MSI") as part of the post-closing adjustment of the purchase price for the acquisition of MSI;

    (e) On April 20, 1998, the Company issued 12,959 shares of Common Stock to the former shareholders of Arkansas Mechanical Services, Inc. ("AMS") as part of the post-closing adjustment of the purchase price for the acquisition of AMS;

    (f) On April 20, 1998, the Company issued 75,512 shares of Common Stock to the former shareholders of MacDonald-Miller Industries, Inc.
  ("MacDonald-Miller") as part of the post-closing adjustment of the purchase price for the acquisition of MacDonald-Miller;

    (g) On April 20, 1998, the Company issued 3,822 shares of Common Stock to the former shareholders of Southeast Mechanical Service, Inc. ("Southeast Mechanical") as part of the post-closing adjustment of the purchase price for the acquisition of Southeast Mechanical;

    (h) On April 29, 1998, the Company issued 726 shares of Common Stock to the former shareholders of Central Carolina Air Conditioning Company ("Central Carolina") as part of the post-closing adjustment of the purchase price for the acquisition of Central Carolina;

    (i) On April 29, 1998, the Company issued 22,149 shares of Common Stock to the former shareholders of Yale Incorporated ("Yale") as part of the post-closing adjustment of the purchase price for the acquisition of Yale; and

    (j) On May 11, 1998, and June 12, 1998, the Company issued 24,460 shares and 13,108 shares, respectively, of Common Stock to the former shareholders of Costner Brothers, Inc. ("Costner") as part of the post-closing adjustment of the purchase price for the acquisition of Costner.

  Such sales were completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company held its Annual Meeting of Shareholders on May 13, 1998 (the "Annual Meeting") for the purpose of electing four directors and approving the appointment of independent public accountants for the year 1998. The following summarizes the shareholder voting results:

    (a) Election of directors for a term to expire at the year 2001 Annual Meeting of Shareholders:

                                                                FOR     WITHHELD
                                                             ---------- --------
      Ronald D. Bryant...................................... 16,571,179  49,530
      Chester J. Jachimiec.................................. 16,571,179  49,530
      Thomas B. McDade...................................... 16,577,654  43,055
      James D. Weaver....................................... 16,584,829  35,880

    (b) Approval of the appointment of KPMG Peat Marwick, LLP as independent public accountants for the Company for the year 1998:

         FOR              AGAINST                 ABSTAINED                 BROKER NON-VOTE
         ---              -------                 ---------                 ---------------
      16,584,839          34,960                     910                           --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (1) Exhibits.

      2.1 --Agreement and Plan of Merger dated as of March 27, 1998 among the
             Company, Barr Acquisition Corp., Barr Electric Corp. and the
             shareholders of Barr Electric Corp. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 22, 1998,
             File No. 1-13565).
      2.2 --Agreement and Plan of Merger dated as of March 31, 1998 among the
             Company, Premex Acquisition Corp., Premex, Inc. and the
             shareholders of Premex, Inc. (incorporated by reference to
             Exhibit 2.2 to the Company's Form 8-K dated May 22, 1998, File
             No. 1-13565).
      2.3 --Agreement and Plan of Merger dated as of June 11, 1998 among the
             Company, Atlantic Industrial Acquisition Corp., Atlantic
             Industrial Constructors, Inc. and the shareholders of Atlantic
             Industrial Constructors, Inc. (incorporated by reference to
             Exhibit 2.1 to Form 8-K dated June 26, 1998, File No. 1-13565).
      3.1 --Articles of Incorporation of the Company, as amended (Exhibit 3.1 to Registration Statement No. 333-34067).
      3.2 --Bylaws of the Company, as amended (Exhibit 3.2 to Registration
             Statement No. 333-34067).
      4   --None
     10   --None
     11   --None
     15   --None
     18   --None
     19   --None
     22   --None
     23   --None
     24   --None
     27   --Financial Data Schedule
     99   --None

  (2) Reports on Form 8-K.

  On May 22, 1998, the Company filed a Current Report on Form 8-K which disclosed, under Item 2 thereof, the Company's acquisition of Premex, Inc. and Barr Electric Corp. Such report was amended on July 20, 1998 to include the audited financial statements of Premex, Inc. and Barr Electric Corp., as well as the pro forma financial statements for the Company reflecting the acquisition of these entities.

  On June 26, 1998, the Company filed a Current Report on Form 8-K which disclosed, under Item 2 thereof, the Company's acquisition of Atlantic Industrial Constructors, Inc. ("Atlantic"). In that same report under Item 5, the Company disclosed (a) the acquisition of five other platform companies with annual revenues aggregating $34.6 million and (b) the expansion of the Company's credit line from $75 million to $125 million. Such report was amended on July 20, 1998 to include audited financial statements of Atlantic and pro forma financial statements for the Company reflecting the acquisition of Atlantic.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Group Maintenance America Corp.

August 14, 1998                                   /s/ Darren B. Miller
(Date)                                       ----------------------------------

                                                     DARREN B. MILLER
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

August 14, 1998                                    /s/ Daniel W. Kipp
(Date)                                       ----------------------------------

                                                      DANIEL W. KIPP
                                                 SENIOR VICE PRESIDENT AND
                                                   CORPORATE CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)