Form 10-Q
period 1998-09-30
GROUP MAINTENANCE AMERICA CORP
filed 1998-11-17
CIK 1039690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

  Common Stock, par value $0.001 per share; 31,540,833 shares outstanding as of October 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements General Information........................   1
          Consolidated Condensed Balance Sheets...........................   2
          Consolidated Condensed Statements of Operations.................   3
          Consolidated Condensed Statements of Cash Flows.................   4
          Notes to Consolidated Condensed Financial Statements............   5
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   7
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......   *
PART II OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities and Use of Proceeds.......................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  16

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

  Group Maintenance America Corp., a Texas corporation ("GroupMAC"), is one of the largest diversified providers of mechanical and electrical services to commercial/industrial and residential customers in the United States. As used herein, the "Company" refers to GroupMAC and its consolidated subsidiaries.

  GroupMAC was incorporated in 1997 as the successor to a corporation ("Old GroupMAC") which developed a business plan to consolidate businesses engaged in the mechanical and electrical service industries. Prior to that time, Old GroupMAC assembled a management team and support staff to implement its business plan, obtained equity financing from a private investor, and obtained a commitment from a bank to provide debt financing for its acquisition program and for working capital.

  The first acquisition made by the Company was that of Airtron, Inc. ("Airtron"). For accounting purposes, this transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, because the former shareholders of Airtron owned a majority of GroupMAC's common stock upon consummation of the transaction. As such, the consolidated condensed financial statements for periods prior to the acquisition of Airtron only include the accounts of Airtron.

  During June and July 1997, the Company acquired, in separate transactions, 10 additional companies (the "Pre-IPO Companies") through a combination of cash, preferred stock, Common Stock and warrants to purchase shares of Common Stock. During the fourth quarter of 1997, the Company acquired, concurrently with the IPO, 13 additional companies (the "IPO Companies" and, together with Airtron and the Pre-IPO Companies, the "Founding Companies") through a combination of cash and Common Stock.

  During November and December 1997, the Company completed the initial public offering (the "IPO") of its common stock, par value $0.001 per share (the "Common Stock"), involving the sale of 8.3 million shares of Common Stock at a price to the public of $14.00 per share. The net proceeds from the IPO (after deducting underwriting discounts and commissions and offering expenses) were approximately $103.6 million.

  The Founding Companies had approximately $329.0 million in combined 1997 annual revenues. During the nine months ended September 30, 1998, the Company acquired 35 platform companies (the "Post-IPO Companies" and, together with the Founding Companies, the "GroupMAC Companies") representing approximately $453.2 million in combined 1997 annual revenues. From October 1, 1998 through November 13, 1998, the Company has acquired four additional platform companies with combined 1997 annual revenues of $196.3 million. The Company currently operates in 55 cities in 26 states.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                       ASSETS
                       ------
                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.........................   $  2,189      $ 25,681
  Accounts receivable, net..........................    138,335        45,516
  Inventories.......................................     15,624         8,834
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................     24,674         3,116
  Prepaid expenses and other current assets.........      4,990         1,013
  Deferred tax assets...............................      3,936         1,647
                                                       --------      --------
    Total current assets............................    189,748        85,807
PROPERTY AND EQUIPMENT, net.........................     31,632        11,312
GOODWILL, net.......................................    281,354        84,533
DEFERRED TAX ASSETS.................................      4,798         4,739
REFUNDABLE INCOME TAXES.............................      3,478         4,529
OTHER LONG-TERM ASSETS..............................      3,157         1,767
                                                       --------      --------
    Total assets....................................   $514,167      $192,687
                                                       ========      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings and current maturities of
   long-term debt...................................   $  7,745      $  2,769
  Accounts payable and accrued expenses.............     81,307        28,519
  Due to related parties............................     10,877         3,358
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................     21,612         4,737
  Deferred service contract revenue.................      4,897         3,305
  Income taxes payable..............................      9,041            31
  Other current liabilities.........................      5,350         2,610
                                                       --------      --------
    Total current liabilities.......................    140,829        45,329
LONG-TERM DEBT, net of current maturities...........    108,620           169
DUE TO RELATED PARTIES..............................      4,360         9,745
OTHER LONG-TERM LIABILITIES.........................      1,281           791
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 50,000 shares
   authorized; none issued and outstanding..........         --            --
  Common stock, $0.001 par value; 100,000 shares
   authorized; 28,800 and 20,629 shares issued and
   outstanding, respectively........................         29            21
  Additional paid-in capital........................    274,821       169,143
  Retained deficit..................................    (15,773)      (32,511)
                                                       --------      --------
    Total shareholders' equity......................    259,077       136,653
                                                       --------      --------
    Total liabilities and shareholders' equity......   $514,167      $192,687
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

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS       NINE MONTHS
                                              ENDED              ENDED
                                          SEPTEMBER 30,      SEPTEMBER 30,
                                         -----------------  -----------------
                                           1998     1997      1998     1997
                                         --------  -------  --------  -------
REVENUES................................ $211,667  $39,382  $477,944  $82,226
COST OF SERVICES........................  161,681   28,290   364,225   59,211
                                         --------  -------  --------  -------
  Gross profit..........................   49,986   11,092   113,719   23,015
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...............................   32,107    8,481    77,814   19,510
AMORTIZATION OF GOODWILL................    1,582      173     3,586      204
COMPENSATION EXPENSE FROM REVERSE
 ACQUISITION............................       --       --        --    6,978
                                         --------  -------  --------  -------
    Income (loss) from operations.......   16,297    2,438    32,319   (3,677)
OTHER INCOME (EXPENSE):
  Interest expense......................   (1,699)    (740)   (3,013)  (1,135)
  Interest income.......................       99       91       328      245
  Other.................................      197       38       346      266
                                         --------  -------  --------  -------
    Income (loss) before income tax
     provision..........................   14,894    1,827    29,980   (4,301)
INCOME TAX PROVISION....................    6,525      802    13,243    1,156
                                         --------  -------  --------  -------
NET INCOME (LOSS)....................... $  8,369  $ 1,025  $ 16,737  $(5,457)
                                         ========  =======  ========  =======
BASIC EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE............. $   0.30  $  0.11  $   0.66  $ (0.62)
                                         ========  =======  ========  =======
  WEIGHTED AVERAGE SHARES OUTSTANDING...   27,649    9,450    25,361    8,787
                                         ========  =======  ========  =======
DILUTED EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE............. $   0.30  $  0.11  $   0.65  $ (0.62)
                                         ========  =======  ========  =======
  WEIGHTED AVERAGE SHARES OUTSTANDING...   28,157    9,642    25,781    8,787
                                         ========  =======  ========  =======


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................... $  16,737  $ (5,457)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization.........................     8,653       761
    Gain from sale of property and equipment..............       (67)     (219)
    Deferred income taxes.................................      (617)   (3,985)
    Non-cash compensation expense.........................        --     6,978
    Changes in operating assets and liabilities, net of
     effect of acquisitions accounted for as purchases:
    (Increase) decrease in--
      Accounts receivable.................................   (17,958)      640
      Inventories.........................................      (181)   (2,718)
      Costs and estimated earnings in excess of billings
       on uncompleted contracts...........................   (10,605)   (1,960)
      Prepaid expenses and other current assets...........    (2,699)    8,889
      Refundable income taxes.............................     1,051     3,324
      Other long-term assets..............................     2,072    (2,231)
    Increase (decrease) in--
      Accounts payable....................................     3,004    (6,249)
      Accrued expenses....................................      (203)      980
      Due to related parties..............................    (5,385)      158
      Billings in excess of costs and estimated earnings
       on uncompleted contracts...........................     6,332      (106)
      Deferred service contract revenue...................       188       540
      Income taxes payable................................     7,771     1,567
      Other current liabilities...........................       494     1,620
      Compensation and benefits payable...................        --     3,967
      Other long-term liabilities.........................      (214)      916
                                                           ---------  --------
        Net cash provided by operating activities.........     8,373     7,415
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisitions, net of cash acquired of
   $8,610 and $1,787......................................  (111,095)   (8,852)
  Deferred acquisition costs..............................    (1,197)     (261)
  Purchase of property and equipment......................    (6,602)   (1,629)
  Proceeds from sale of property and equipment............       200       285
                                                           ---------  --------
        Net cash used in investing activities.............  (118,694)  (10,457)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt......................................   142,100    32,500
  Payments of debt........................................   (55,271)   (5,155)
  Exercise of stock options...............................        --        31
  Proceeds from issuance of common stock..................        --     1,907
  Distributions to shareholders prior to initial public
   offering...............................................        --   (20,367)
                                                           ---------  --------
        Net cash provided by financing activities.........    86,829     8,916
                                                           ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......   (23,492)    5,874
CASH AND CASH EQUIVALENTS, beginning of period............    25,681     1,927
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, end of period.................. $   2,189  $  7,801
                                                           =========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid........................................... $   2,365  $    770
  Income taxes paid....................................... $   5,707  $  1,039

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

  1. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Transition Report on Form 10-K for the ten-month period ended December 31, 1997.

  2. Basic earnings per share have been calculated by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive common shares.

  The following table summarizes weighted average shares outstanding for each of the historical periods presented (in thousands):

                                                                  NINE MONTHS
                                                    THREE MONTHS     ENDED
                                                       ENDED       SEPTEMBER
                                                   SEPTEMBER 30,      30,
                                                   -------------- ------------
                                                    1998    1997   1998  1997
                                                   ------- ------ ------ -----
Shares issued in the acquisition of Airtron.......   4,652  4,652  4,652 4,652
Shares issued, excluding acquisitions and the
 IPO..............................................   3,637  3,627  3,637 3,627
Shares issued for the acquisition of the Pre-IPO
 Companies........................................   1,437  1,171  1,437   508
Shares issued for the acquisition of the IPO
 Companies........................................   3,007     --  3,007    --
Shares issued pursuant to the IPO.................   8,340     --  8,340    --
Shares issued for the acquisition of the Post-IPO
 Companies........................................   6,576     --  4,288    --
                                                   ------- ------ ------ -----
Weighted average shares outstanding--Basic........  27,649  9,450 25,361 8,787
Incremental effect of options and warrants
 outstanding......................................     508    192    420    --
                                                   ------- ------ ------ -----
Weighted average shares outstanding--Diluted......  28,157  9,642 25,781 8,787
                                                   ======= ====== ====== =====

  Because the Company reported a net loss for the nine month period ended September 30, 1997, the potentially dilutive common shares (including warrants and stock options) had an anti-dilutive effect on loss per share. Accordingly, diluted loss per share is the same as basic loss per share for this period.

  3. During the nine months ended September 30, 1998, the Company completed the acquisition of the Post-IPO Companies for approximately $237.8 million, which includes cash paid or to be paid of $126.8 million, $0.8 million of subordinated convertible debt, $4.0 million of notes payable, 7.8 million shares of common stock and options to purchase 0.3 million shares of Common Stock. Of the total consideration, approximately $9.3 million of cash and 0.1 million shares of Common Stock is due to former shareholders at September 30, 1998. All such acquisitions were accounted for as purchases. In connection with these acquisitions, the Company assumed approximately $26.6 million of debt. The combined 1997 annual revenues of the Post-IPO Companies were approximately $453.2 million.

  Also during the nine months ended September 30, 1998, the Company has increased goodwill related to earnout payments of $1.5 million payable in cash and due to a director and former shareholder of one of the Pre-IPO Companies. In addition, the Company has paid approximately $2.2 million of previously recorded amounts due to former shareholders of the Pre-IPO and IPO Companies.

                        GROUP MAINTENANCE AMERICA CORP.

                                  (UNAUDITED)


  The unaudited pro forma data presented below consists of the combined income statement data for GroupMAC, Airtron and the other GroupMAC Companies as if the acquisitions were effective on the first day of the period being reported (in thousands, except for per share amounts). The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.

                                                                PRO FORMA DATA
                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
Revenues...................................................... $627,919 $579,645
Net income.................................................... $ 20,346 $ 18,837
Net income per share:
  Basic....................................................... $   0.70 $   0.65
  Diluted..................................................... $   0.69 $   0.65

  Pro forma adjustments included in the amounts above consist of (i) compensation differentials, (ii) elimination of a non-recurring, non-cash compensation charge of $7.0 million in the nine months ended September 30, 1997 related to the reverse acquisition of Airtron, (iii) adjustment for goodwill amortization over a period of 40 years, (iv) elimination of historical interest expense on long-term debt which was repaid with the proceeds of the IPO or otherwise retired, (v) additional interest expense on funds borrowed for acquisition of certain Post-IPO Companies, and (vi) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding from the beginning of the periods presented. The pro forma amounts above also include actual corporate overhead costs. These costs increased by $4.5 million during the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997, respectively, due to the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies. This increase amounts to approximately $0.09 per basic and diluted share in the nine month period ended September 30, 1998.

  From October 1, 1998 through November 13, 1998, the Company acquired four additional platform companies with combined 1997 annual revenues of $196.3 million. Total consideration paid or to be paid was approximately $127.2 million that included cash payments of $67.9 million, subordinated debt of $16.0 million, 4.2 million shares of Common Stock, options to purchase 0.1 million shares of Common Stock and warrants to purchase 0.8 million shares of Common Stock. These acquisitions will be accounted for as purchases.

  4. The acquisitions of the Post-IPO Companies included in the accompanying financial statements were accounted for under the purchase method of accounting. Purchase price consideration is subject to final adjustment. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair values and may be revised as additional information becomes available. However, the Company does not expect any significant adjustments to the purchase price allocations or amount of goodwill at September 30, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  This report contains forward-looking statements regarding (i) the seasonality and cyclicality of the Company's business, (ii) the Year 2000 issue (relating to potential computer failures by or at the change of the century), (iii) liquidity and capital resources, and (iv) the adoption of new accounting standards. See "Seasonality and Cyclicality," "Year 2000," "Liquidity and Capital Resources" and "New Accounting Pronouncements." These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Among the factors that could cause results to differ materially from current expectations are: (i) the general political, economic and competitive conditions in markets where the Company operates; (ii) unusual weather patterns; (iii) changes in capital availability or costs; (iv) decreases in demand for the Company's services and the resulting negative impact on the Company's revenues and margins from such products; (v) employee workforce factors; (vi) the Company's ability to integrate the operations of acquired businesses quickly and in a cost-effective manner; (vii) the ability of the Company, its customers and its suppliers to timely resolve the Year 2000 issue without incurring unanticipated costs; (viii) unanticipated consequences from the application of new accounting standards; and (ix) the timing and occurrence (or non-occurrence) of transactions and events, which may be subject to circumstances beyond the Company's control.

GENERAL

  The Company's revenues are derived from providing new installation services and maintenance, repair and replacement services for mechanical and electrical systems to commercial/industrial and residential customers. Approximately 55% of the Founding Companies pro forma combined 1997 revenues of $329.0 million were derived from new installation services and 45% were attributable to maintenance, repair and replacement services. Maintenance, repair and replacement revenues are recognized as the services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. Revenues from fixed price installation and retro-fit contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method.

  The Company intends to make additional acquisitions across two main technical disciplines (mechanical and electrical) within the commercial/industrial and residential markets. The Company's long-term objective is to develop maintenance, repair and replacement capabilities (both residential and commercial/ industrial) in the top 100 markets within the United States, while offering new installation services across a more limited range of markets where new construction in the residential and/or commercial/industrial sectors is expected to out-pace the national average over the long term. Over time, this objective is expected to shift revenues of the Company to an increased percentage of maintenance, repair and replacement revenue. When considering the 35 Post-IPO Companies, the pro forma combined 1997 revenues increased to approximately $782.2 million and the business mix shifted to 44% new installation services and 56% maintenance, repair and replacement services.

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

RESULTS OF OPERATIONS

  Effective April 30, 1997, GroupMAC entered into an Agreement and Plan of Exchange with Airtron, in which cash, shares of GroupMAC preferred stock and shares of GroupMAC Common Stock were issued to shareholders of Airtron in exchange for all of the then outstanding shares of Airtron. Although for legal purposes Airtron was acquired by GroupMAC, for accounting purposes the transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, due to the fact that the former shareholders of Airtron then owned a majority of the outstanding GroupMAC Common Stock. The consolidated financial statements presented elsewhere herein for the periods prior to the effective date of the acquisition only include the accounts of Airtron.

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

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                   HISTORICAL                        COMBINED
                          THREE MONTHS ENDED SEPTEMBER     THREE MONTHS ENDED SEPTEMBER
                                       30                               30
                          -------------------------------  ------------------------------
                               1998            1997             1998            1997
                          ---------------  --------------  --------------  --------------
Revenues................  $211,667  100.0% $39,382  100.0% $232,090 100.0% $208,580 100.0%
Cost of Services........   161,681   76.4   28,290   71.8   178,984  77.1   161,245  77.3
                          --------  -----  -------  -----  -------- -----  -------- -----
Gross Profit............    49,986   23.6   11,092   28.2  $ 53,106  22.9% $ 47,335  22.7%
                                                           ======== =====  ======== =====
Selling, General and
 Administrative
 Expenses...............    33,689   15.9    8,654   22.0
                          --------  -----  -------  -----
Income from Operations..    16,297    7.7    2,438    6.2
Interest Expense, Net...    (1,600)  (0.7)    (649)  (1.6)
Other...................       197    0.1       38     --
                          --------  -----  -------  -----
Income Before Income Tax
 Provision..............    14,894    7.1    1,827    4.6
Income Tax Provision....     6,525    3.1      802    2.0
                          --------  -----  -------  -----
Net Income..............  $  8,369    4.0% $ 1,025    2.6%
                          ========  =====  =======  =====

 Historical Three Months Ended September 30, 1998 Compared to Historical Three Months Ended September 30, 1997

  Revenues. Revenues increased $172.3 million to $211.7 million for the three months ended September 30, 1998 from $39.4 million for the three months ended September 30, 1997. Such increase in revenues included $167.4 million attributable to the acquisitions of the IPO Companies during November 1997 and the acquisitions of the Post-IPO Companies during the nine months ended September 30, 1998. Also contributing to the increase was a $3.4 million increase in revenues at Airtron and a $1.5 million increase in revenues at the Pre-IPO Companies. The Airtron increase related to strong housing starts throughout the country, particularly in the Midwestern and South Central United States. The increase at the Pre-IPO Companies relates primarily to the Company's residential service operations in Houston and Dallas, Texas and its commercial operations in Memphis, Tennessee due to favorable weather patterns in the current year quarter.

  Gross Profit. Gross profit increased $38.9 million to $50.0 million for the three months ended September 30, 1998 from $11.1 million for the three months ended September 30, 1997. Such increase in gross profit included approximately $0.5 million in materials purchases savings and $35.5 million attributable to the acquisitions of the IPO Companies during November 1997 and the acquisitions of the Post-IPO Companies during the nine months ended September 30, 1998. Gross profit at Airtron increased by $1.9 million between periods. This increase correlates favorably with the $3.4 million revenue increase as Airtron was operating near full capacity to accommodate housing start demand in its geographic markets and has deployed resources to further broaden its service base. Gross profit at the Pre-IPO Companies increased $1.0 million due primarily to the favorable weather patterns discussed above. Gross profit margin decreased 4.6% to 23.6% for the three months ended September 30, 1998 compared to 28.2% for the three months ended September 30, 1997. The overall decrease in gross margin was attributable to the acquisition of primarily commercial/industrial companies in 1998 which has shifted the Company's overall business mix toward the lower gross margin commercial/industrial business.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $25.0 million to $33.7 million for the three months ended September 30, 1998 from $8.7 million for the three months ended September 30, 1997. Such increase included $20.7 million attributable to the acquisitions of the IPO Companies during November 1997 and the acquisitions of the Post-IPO Companies during the nine months ended September 30, 1998. Also contributing to the increase was a $1.8 million increase in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies, $1.4 million of goodwill amortization and $1.1 million related to increases from Airtron, the Pre-IPO Companies and field bonuses, offset by savings related to the Company's property and casualty insurance programs. As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses and goodwill amortization, decreased to 13.7% for the three months ended September 30, 1998 from 18.3% for the three months ended September 30, 1997, respectively, due primarily to achieving lower selling and administrative expense margins within the Founding Companies and acquiring a higher mix of commercial/industrial companies which tend to have lower selling and administrative expense structures. When including corporate expenses and goodwill amortization, selling, general and administrative expenses as a percentage of revenue decreased to 15.9% for the three months ended September 30, 1998 from 22.0% for the three months ended September 30, 1997.

  Net Interest. Net interest increased $1.0 million during the three months ended September 30, 1998 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility to finance the Company's aggressive acquisition program during 1998. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $5.7 million to $6.5 million for the three months ended September 30, 1998 from $0.8 million for the three months ended September 30, 1997. This increase corresponds with the pretax income increase of $13.1 million between periods. The effective tax rate for the three months ended September 30, 1998 was 43.8% compared to 43.9% for the three months ended September 30, 1997. The effective tax rate exceeds the Company's statutory federal and state tax rate due primarily to non-deductible goodwill amortization of $1.6 million and $0.2 million in the three months ended September 30, 1998 and 1997, respectively.

 Combined Three Months Ended September 30, 1998 Compared to Combined Three Months Ended September 30, 1997

  Revenues. Combined revenues increased $23.5 million, or 11.3%, to $232.1 million for the three months ended September 30, 1998 from $208.6 million for the three months ended September 30, 1997. The increase in combined revenues was attributable to (i) the companies that primarily provide residential new installation services which experienced a $6.3 million increase, or 13.9%, due to an increase in new home starts in the markets they serve, (ii) the companies that primarily provide residential maintenance, repair and replacement services which experienced a $3.5 million increase, or 13.7%, due to favorable weather patterns in the markets they serve and (iii) an increase of $13.7 million, or 10.0%, from the companies that provide commercial services primarily in the Seattle, Salt Lake City, Minneapolis, Baltimore and Philadelphia markets partially offset by economic softening in the Company's Richmond, Virginia market.

  Gross Profit. Combined gross profit increased $5.8 million, or 12.3%, to $53.1 million for the three months ended September 30, 1998 from $47.3 million for the three months ended September 30, 1997. The increase in gross profit was attributable to the increase in combined revenues described above. Gross profit margin increased to 22.9% for the three months ended September 30, 1998 compared to 22.7% for the three months ended September 30, 1997. The increase in gross profit margin was a result of (i) overall margin improvement at the companies that primarily provide residential new installation services as these companies have operated near full capacity to accommodate housing start demand in the geographic markets they serve, (ii) a slightly higher mix of higher margin maintenance, repair and replacement business in the residential sector from the favorable weather patterns discussed above, and (iii) purchasing materials savings experienced in the current year.

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                  HISTORICAL                         COMBINED
                         NINE MONTHS ENDED SEPTEMBER        NINE MONTHS ENDED SEPTEMBER
                                      30                                30
                         -------------------------------   ------------------------------
                              1998            1997              1998            1997
                         ---------------  --------------   --------------  --------------
Revenues................ $477,944  100.0% $82,226  100.0%  $627,919 100.0% $579,645 100.0%
Cost of Services........  364,225   76.2   59,211   72.0    483,180  76.9   447,216  77.2
                         --------  -----  -------  -----   -------- -----  -------- -----
Gross Profit............  113,719   23.8   23,015   28.0   $144,739  23.1% $132,429  22.8%
                                                           ======== =====  ======== =====
Selling, General and
 Administrative
 Expenses...............   81,400   17.0   26,692   32.4
                         --------  -----  -------  -----
Income (Loss) from
 Operations.............   32,319    6.8   (3,677)  (4.4)
Interest Expense, Net...   (2,685)  (0.6)    (890)  (1.1)
Other...................      346    0.1      266    0.3
                         --------  -----  -------  -----
Income (Loss) Before
 Income Tax Provision...   29,980    6.3   (4,301)  (5.2)
Income Tax Provision....   13,243    2.8    1,156    1.4
                         --------  -----  -------  -----
Net Income (Loss)....... $ 16,737    3.5% $(5,457)  (6.6)%
                         ========  =====  =======  =====

 Historical Nine Months Ended September 30, 1998 Compared to Historical Nine Months Ended September 30, 1997

  Revenues. Revenues increased $395.7 million to $477.9 million for the nine months ended September 30, 1998 from $82.2 million for the nine months ended September 30, 1997. Such increase in revenues included $357.6 million attributable to the acquisition of the IPO Companies during November 1997 and the acquisitions of the Post-IPO Companies during the nine months ended September 30, 1998. Also contributing to the increase was a $10.0 million increase in revenues at Airtron, which related to strong housing starts throughout the country, particularly in the Midwestern and South Central United States. The remaining $28.1 million increase relates to the Pre-IPO Companies that have nine months of activity in the current year versus two to four months of activity in the prior year.

  Gross Profit. Gross profit increased $90.7 million to $113.7 million for the nine months ended September 30, 1998 from $23.0 million for the nine months ended September 30, 1997. Such increase in gross profit included approximately $1.5 million in materials purchases savings and $76.6 million attributable to the acquisitions of the IPO Companies during November 1997 and the acquisitions of the Post-IPO Companies during the nine months ended September 30, 1998. Gross profit at Airtron increased by $3.5 million between periods. This increase correlates favorably with the $10.0 million revenue increase as Airtron is operating near full capacity to accommodate housing start demand in its geographic markets and has deployed resources to further broaden its service base. The remaining $9.1 million increase relates to the Pre-IPO Companies that have nine months of activity in the current year versus two to four months of activity in the prior year. Gross profit margin decreased 4.2% to 23.8% for the nine months ended September 30, 1998 compared to 28.0% for the nine months ended September 30, 1997. The overall decrease in gross margin was attributable to the acquisition of primarily commercial/industrial companies in 1998 which has shifted the Company's business mix toward the lower gross margin commercial/industrial business.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $54.7 million to $81.4 million for the nine months ended September 30, 1998 from $26.7 million for the nine months ended September 30, 1997. Such increase included $47.6 million attributable to the acquisitions of the IPO Companies during November 1997 and the acquisitions of the Post-IPO Companies during the nine months ended September 30, 1998 and $6.7 million related to the Pre-IPO Companies that have nine months of activity in the current year versus two to four months of activity in the prior year. Also contributing to the increase was a $5.3 million increase in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies and $3.4 million of goodwill amortization. Offsetting the increases was a $7.0 million reduction in compensation expense recognized in the prior year from the reverse acquisition of Airtron and a $1.3 million reduction due primarily to the prospective reductions in compensation to the former owners of Airtron. As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses, goodwill amortization and the 1997 non-recurring compensation expense, decreased to 14.8% for the nine months ended September 30, 1998 from 21.4% for the nine months ended September 30, 1997, respectively, due primarily to achieving lower selling and administrative expense margins within the Founding Companies and acquiring a higher mix of commercial companies which tend to have lower selling and administrative expense structures. When including corporate expenses and goodwill amortization, but excluding the non-recurring compensation expense of $7.0 million related to the reverse acquisition, selling, general and administrative expenses as a percentage of revenue decreased to 17.0% for the nine months ended September 30, 1998 from 24.0% for the nine months ended September 30, 1997.

  Net Interest. Net interest increased $1.8 million during the nine months ended September 30, 1998 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility to finance the Company's aggressive acquisition program during 1998. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $12.0 million to $13.2 million for the nine months ended September 30, 1998 from $1.2 million for the nine months ended September 30, 1997. This increase corresponds with the pretax income increase of $27.3 million between periods after adding back the $7.0 million of compensation expense related to the reverse acquisition of Airtron. The effective tax rate for the nine months ended September 30, 1998 was 44.2% compared to 43.2% for the nine months ended September 30, 1997 after adding back the $7.0 million of compensation expense related to the reverse acquisition of Airtron. This increase results primarily from the increase in non-deductible goodwill amortization of $3.4 million in the nine months ended September 30, 1998.

 Combined Nine Months Ended September 30, 1998 Compared to Combined Nine Months Ended September 30, 1997

  Revenues. Combined revenues increased $48.3 million, or 8.3%, to $627.9 million for the nine months ended September 30, 1998 from $579.6 million for the nine months ended September 30, 1997. The increase in combined revenues was attributable to (i) the companies that primarily provide residential new installation services which experienced a $19.3 million increase, or 16.0%, due to an increase in new home starts in the markets they serve, (ii) companies that primarily provide residential maintenance, repair and replacement services which experienced a $10.0 million increase, or 14.6%, due to favorable weather patterns in the markets they serve and (iii) an increase of $19.4 million, or 5.0%, from the companies that provide commercial/industrial services primarily in the Seattle, Salt Lake City, Baltimore, Philadelphia and Dallas markets partially offset by economic softening in the Company's Richmond, Virginia market.

  Gross Profit. Combined gross profit increased $12.3 million, or 9.3%, to $144.7 million for the nine months ended September 30, 1998 from $132.4 million for the nine months ended September 30, 1997. The increase in gross profit was primarily attributable to the increase in combined revenues described above. Gross profit margin increased to 23.1% for the nine months ended September 30, 1998 compared to 22.8% for the nine months ended September 30, 1997. The increase in gross profit margin was a result of (i) overall margin improvement at the companies that primarily provide residential new installation services as these companies have operated near full capacity to accommodate housing start demand in the geographic markets they serve, (ii) a slightly higher mix of higher margin maintenance, repair and replacement business in the residential sector from the favorable weather patterns discussed above, and (iii) purchasing materials savings experienced in the current year.

INFLATION

  Inflation did not have a significant effect on the results of operations of the Company for the three and nine month periods ended September 30, 1998 and September 30, 1997.

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

YEAR 2000

  Background. The Year 2000 issue refers to the inability of certain date-sensitive computer chips, software and systems to recognize a two-digit date field as belonging to 21st century. Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in significant system and equipment failures. This is a significant issue for most if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Company recognizes that it must take action to ensure that its operations will not be adversely impacted by Year 2000 software failures.

  The Company's State of Readiness. An initial systems survey of the GroupMAC Companies was completed in March 1998 and revealed that several of the Company's core business applications possess Year 2000 problems. The Company retained an outside consulting firm to evaluate more thoroughly the extent of the problem and to assist the Company in preparing an action plan to address the issues in a timely manner. The evaluation project began in early July of this year.

  With the exception of eight recent acquisitions, the evaluation project is substantially complete. The Company estimates that the cost of bringing the evaluated systems into compliance is between $130,000 and $175,000, including all software upgrade fees and implementation and expects that substantially all of these costs will be expensed. These costs are independent of any costs associated with the common information system discussed below. The projected effort for the majority of the systems includes an upgrade to recent vendor software releases that are fully Year 2000 compliant. Management is working with the consultant to finalize implementation planning and to develop tracking mechanisms to ensure upgrades are completed in a timely manner. Additionally, the Company has engaged an outside consulting firm to evaluate and estimate the impact of Year 2000 problems on potential future acquisitions as part of the due diligence process. As of September 30, 1998, the Company has incurred expenses of approximately $75,000 related to the evaluation phase of this project.

  Independent of its Year 2000 activities discussed in the previous paragraph, the Company continues to develop a common information system throughout the organization for its overall information needs that will be free of any Year 2000 limitations. While the Company is not dependent on the implementation of the common information system to remedy its Year 2000 problem, priority for implementation of the common information system will be given to those GroupMAC Companies where correction of the Year 2000 problem is an issue. The Company expects to commence user-acceptance testing of the new information system during the second quarter of 1999 with implementation to follow immediately thereafter.

  The Company is completing a plan to evaluate the effect of the Year 2000 problem on the Company's most significant customers and suppliers, and thus indirectly on the Company. This evaluation is expected to be complete by December 31, 1998. At this time, the Company has not assessed the potential adverse effect on the Company with respect to customers and suppliers.

  Embedded Technology. The Company has focused its assessments to date on its information technology systems. These assessments indicate that, due to the nature of the Company's operations, the non-information technology systems (i.e. embedded technology such as microcontrollers) do not represent a significant area of risk relative to Year 2000 readiness. The Company's operations do not include capital intensive equipment with embedded microcontrollers.

  Contingency Plan. The Company has not implemented a Year 2000 contingency plan. As explained above, the Company has initiated action to identify and resolve Year 2000 problems. The Company intends to develop and implement a contingency plan in the event the Company's present course of action to solve the Year 2000 problem should fall behind schedule.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the operations and growth of the Company have been financed through internally generated working capital and borrowings from commercial banks or other lenders. These borrowings were generally secured by the accounts receivable and inventory of the Company.

  On June 12, 1998, the Company amended and restated its revolving credit facility (the "Credit Agreement") to increase its borrowing capacity from $75.0 million to $125.0 million. On October 15, 1998 the Company amended and restated the Credit Agreement to increase its borrowing capacity from $125.0 million to $230.0 million. Under this Credit Agreement, the Company is required to maintain (i) a minimum fixed charge coverage ratio; (ii) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (iii) a maximum ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization; (iv) a maximum amount of other indebtedness in relation to consolidated shareholders' equity and (v) a minimum amount of consolidated net worth. The Company is presently in compliance with those covenants. The Credit Agreement matures on October 13, 2001.

  The Company entered into agreements to lock in the ten year U.S. Treasury rates to be used to price an anticipated debt offering ("the Offering") of at least $100 million. The Company has locked in $100 million at 5.4737%, which the Company believes is an attractive long-term base rate. This agreement expires on December 15, 1998. Subsequent to entering into the lock agreements, market conditions for credit deteriorated and U.S. Treasury rates declined. As a result, the Company has delayed the Offering until market conditions stabilize. Because the Company does not expect to consummate the Offering before December 15, 1998, it intends to extend the treasury lock agreement prior to its expiration date, although there is no assurance that the counterparty to these agreements will agree to an extension.

  As of November 13, 1998, the ten year Treasury yield was 4.81%, representing a potential additional pre-tax financing cost of approximately $5.1 million if the agreements were settled as of this date. In accordance with Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts, this agreement is considered a hedge against rising interest rates for an anticipated transaction considered probable that should be recorded as deferred costs associated with the Offering and amortized into interest expense over the term of the related debt. However, if the Offering at some point does not meet the probable of occurrence standard, a gain or loss would be recognized in earnings for the fair value of the instrument at that date. It should be noted that a decline in interest rates will generally have a positive impact on the Company's operations.

  The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of its business. During the nine months ended September 30, 1998, capital expenditures aggregated $6.6 million. The Company anticipates that its cash flow from operations for the remainder of 1998 will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

  For the nine months ended September 30, 1998 and September 30, 1997, the Company generated $8.4 million and $7.4 million in cash from operating activities, respectively. For the nine months ended September 30, 1998, net income, depreciation, amortization, gain from sale of property and equipment and deferred taxes generated $24.7 million and changes in asset and liability accounts utilized a net $16.3 million. For the nine months ended September 30, 1997, net loss, depreciation, amortization, deferred taxes, gain from sale of property and equipment and non-cash compensation expense utilized $1.9 million, and changes in asset and liability accounts generated a net $9.3 million.

  For the nine months ended September 30, 1998, the Company used $118.7 million in investing activities. The cash expended during the nine months ended September 30, 1998 consisted of $111.1 million for acquisitions, $6.4 million for net capital expenditures and $1.2 million for deferred acquisition costs. For the nine months ended September 30, 1997, the Company used $10.5 million in investing activities. The cash expended during the nine months ended September 30, 1997 consisted of $8.9 million for acquisitions, $1.3 million for net capital expenditures and $0.3 million for deferred acquisition costs.

  For the nine months ended September 30, 1998, the Company generated $86.8 million in cash from financing activities. These activities principally consisted of proceeds from the Credit Agreement of $142.1 million less payments of debt of $55.3 million. For the nine months ended September 30, 1997, the Company generated $8.9 million in cash from financing activities. These activities principally consisted of proceeds from debt of $32.5 million and net proceeds from the issuance of Common Stock of $1.9 million less payments of debt of $5.1 million and distributions to shareholders of $20.4 million.

  Since the IPO, the Company registered fourteen million shares of Common Stock under the Securities Act of 1933, as amended, for its use in connection with future acquisitions. After their issuance, those registered shares generally are freely tradable by persons not affiliated with the Company unless the Company contractually restricts the resale. Substantially all of the shares of common stock issued in connection with the acquisition of the Founding Companies were not registered under the Securities Act and were also subject to contractual restrictions on transfer. However, the holders of these shares will be permitted to transfer a limited amount of these shares during 1998.

  During the nine months ended September 30, 1998, the Company completed the acquisition of the Post-IPO Companies, which were accounted for as purchases, for approximately $237.8 million, which includes cash payments of $126.8 million, $0.8 million of subordinated convertible debt, $4.0 million of notes payable, 7.8 million shares of Common Stock and options to purchase 0.3 million shares of Common Stock. Of the total consideration, approximately $9.3 million of cash and 0.1 million shares of Common Stock is due to former shareholders at September 30, 1998. The Company financed the cash portion of the purchase price using (i) remaining funds from the IPO, (ii) cash borrowed under the Credit Agreement and (iii) internally generated funds. The combined 1997 annual revenues of these companies were $453.2 million.

  Also during the nine months ended September 30, 1998, the Company has increased goodwill related to earnout payments of $1.5 million payable in cash and due to a director and former shareholder of one of the Pre-IPO Companies. In addition, the Company has settled approximately $2.2 million of previously recorded amounts due to former shareholders of the Pre-IPO and IPO Companies.

  From October 1, 1998 through November 13, 1998, the Company acquired four additional platform companies with combined 1997 annual revenues of $196.3 million. Total consideration paid or to be paid was approximately $127.2 million consisting of cash payments of $67.9 million, subordinated debt of $16.0 million, 4.2 million shares of Common Stock, options to purchase 0.1 million shares of Common Stock and warrants to purchase 0.8 million shares of Common Stock. These acquisitions will be accounted for as purchases. The Company financed the cash portion of the purchase price with borrowings under the Credit Agreement. As of November 13, 1998, the funds available under the Credit Agreement totaled $51.3 million, subject to the maintenance of financial ratios and covenants.

  The Company intends to aggressively pursue acquisition opportunities. Management believes the Company has viable financing alternatives to meet the Company's anticipated requirements for acquisitions. Estimates as to working capital needs, the level of acquisition activity and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to adopt for annual periods beginning after December 15, 1997 and interim periods beginning in fiscal year 1999. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report information about segments in interim financial reports issued to shareholders. The Company will begin publishing the required segment information in its 1998 annual report on Form 10-K.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

  In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. The adoption of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact this standard will have on its financial position or results of operations.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (1) Exhibits.

       2.1  -- Agreement and Plan of Merger dated as of August 31, 1998 among the Company, Romanoff Electric Acquisition Corp., Romanoff
               Electric Corp. and the shareholders of Romanoff Electric Corp.
               (incorporated by reference to Exhibit 2.1 to the Company's
               Form 8-K dated September 15, 1998, File No. 1-13565).
       3.1  -- Articles of Incorporation of the Company, as amended (Exhibit
               3.1 to Registration Statement No. 333-34067).
       3.2  -- Bylaws of the Company, as amended (Exhibit 3.2 to Registration
               Statement No. 333-34067).
       4    -- None
      10    -- None
      11    -- None
      15    -- None
      18    -- None
      19    -- None
      22    -- None
      23    -- None
      24    -- None
      27    -- Financial Data Schedule
      99    -- None

  (2) Reports on Form 8-K.

  On July 20, 1998, the Company filed (i) an amendment to the Current Report on Form 8-K that it filed on May 22, 1998 with respect to the acquisition by the Company of Premex, Inc. ("Premex") and Barr Electric Corp. ("Barr") and
(ii) an amendment to the Current Report on Form 8-K that it filed on June 26, 1998 with respect to the acquisition by the Company of Atlantic Industrial Constructors, Inc. ("Atlantic"). Each amendment included audited financial statements of the companies included in the original report and pro forma financial statements for the Company reflecting the acquisition of Premex, Barr and Atlantic.

  On September 15, 1998, the Company filed a Current Report on Form 8-K which disclosed, under Item 2 thereof, the Company's acquisition of Romanoff Electric Corp. Such report was amended on September 21, 1998 to include the audited financial statements of Romanoff Electric Corp., as well as the pro forma financial statements for the Company reflecting the acquisition of these entities.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Group Maintenance America Corp.

November 16, 1998                                 /s/ Darren B. Miller
(Date)                                  ----------------------------------------
                                                    Darren B. Miller
                                           Executive Vice President and Chief
                                                    Financial Officer
                                             (principal financial officer)

November 16, 1998                                  /s/ Daniel W. Kipp
(Date)                                  ----------------------------------------
                                                     Daniel W. Kipp
                                          Senior Vice President and Corporate
                                                       Controller
                                             (principal accounting officer)