Form 10-K405
period 1998-12-31
GROUP MAINTENANCE AMERICA CORP
filed 1999-03-31
CIK 1039690

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 1-13565

                        GROUP MAINTENANCE AMERICA CORP.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       76-0535259
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)
        8 GREENWAY PLAZA, SUITE 1500
               HOUSTON, TEXAS                                      77046
  (Address of principal executive offices)                      (Zip Code)

                                 (713) 860-0100
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
       Common stock, par value $0.001                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 17, 1999, (i) there were 35,438,090 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding and (ii) the aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date) was $357,911,994. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the registrant's 1999 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year) are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Description of Business.....................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 4A.  Executive Officers..........................................    8

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   56

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   56
Item 13.  Certain Relationships and Related Transactions..............   56

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   57

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Group Maintenance America Corp. ("GroupMAC"), a Texas corporation incorporated in 1997, is a leading nationwide provider of mechanical and electrical services. Its operations are conducted through subsidiaries which provide services to commercial/industrial and residential customers in 56 cities across 26 states. As used herein, the "Company" refers to GroupMAC and its subsidiaries.

     During 1998, the Company acquired 39 mechanical and electrical contracting companies with combined annual revenues of approximately $700 million. As a result of these acquisitions, the portion of the Company's revenues derived from maintenance, repair and replacement services shifted from 45% of total revenues at December 31, 1997 to approximately 60% at December 31, 1998. These acquisitions also resulted in an increase in the portion of the Company's business derived from commercial/industrial customers as the Company focused its acquisition program on contractors that could further the implementation of the Company's national accounts and energy service provider initiatives. The Company significantly expanded its electrical and cabling business with the acquisition of eight electrical contractors. At December 31, 1998, the Company comprised 59 operating companies and had $1.08 billion in pro forma 1998 revenues. Since that date, the Company has acquired three other businesses and currently comprises 62 operating companies in 57 cities in 26 states.

     The Company intends to make additional acquisitions across the main technical disciplines (mechanical and electrical) within the commercial/industrial and residential markets. The Company's long term objective is to develop maintenance, repair and replacement capabilities (both commercial/industrial and residential) in the top 100 markets within the United States, while offering new installation services across a more limited range of markets where new construction in the commercial/industrial and/or residential sectors is expected to out-pace the national average over the long term. Over time, this objective is expected to shift the revenues of the Company to an increased percentage of maintenance, repair and replacement revenue.

                         SEGMENT FINANCIAL INFORMATION

     Information concerning the Company's principal business segments is set forth in Note 16 to the Consolidated Financial Statements of Group Maintenance America Corp. and Subsidiaries. The following tables summarize (i) revenues,
(ii) operating income and (iii) allocable assets of the business segments of the Company for the periods indicated (in thousands):

                                           YEAR ENDED         TEN MONTHS ENDED        YEAR ENDED
                                       DECEMBER 31, 1998     DECEMBER 31, 1997     FEBRUARY 28, 1997
                                       ------------------    ------------------    -----------------
REVENUES
Commercial/Industrial................  $472,451     62.0%    $ 23,305      16.8%   $    --       --%
Residential..........................   286,737     37.7      113,927      82.3     81,880    100.0
Other................................     2,353      0.3        1,247       0.9         --       --
                                       --------    -----     --------     -----    -------    -----
     Total Revenues..................  $761,541    100.0%    $138,479     100.0%   $81,880    100.0%
                                       ========    =====     ========     =====    =======    =====
INCOME FROM OPERATIONS
Commercial/Industrial................  $ 33,890     55.4%    $  1,108       9.4%   $    --       --%
Residential..........................    27,168     44.4       10,559      90.0      3,563    100.0
Other................................        98      0.2           71       0.6         --       --
                                       --------    -----     --------     -----    -------    -----
     Segment Operating Earnings......    61,156    100.0%      11,738     100.0%     3,563    100.0%
                                                   =====                  =====               =====
Unallocated Net Corporate
  Expenses(a)........................    (9,090)              (11,516)(b)               --
                                       --------              --------              -------
     Income From Operations..........  $ 52,066              $    222              $ 3,563
                                       ========              ========              =======
ASSETS
Commercial/Industrial................  $542,998     77.4%    $ 65,566      34.0%   $    --       --%
Residential..........................   123,775     17.7       96,237      50.0     27,153    100.0
Other................................    34,308      4.9       30,884      16.0         --       --
                                       --------    -----     --------     -----    -------    -----
     Total Assets....................  $701,081    100.0%    $192,687     100.0%   $27,153    100.0%
                                       ========    =====     ========     =====    =======    =====

---------------

(a) Unallocated net corporate expenses primarily include (i) corporate overhead,
    (ii) corporate and operating company management bonuses, and (iii) savings from national purchase agreements relating to materials and property/casualty insurance.

(b) Includes a $7.0 million non-recurring, non-cash compensation charge related to the reverse acquisition of Airtron, Inc.

                          COMMERCIAL/INDUSTRIAL GROUP

     Through its Commercial/Industrial Group, the Company provides mechanical and electrical contracting services to commercial/industrial customers. The following table shows the approximate percentages of the revenues of the Commercial Group's revenue mix for the fiscal year ended December 31, 1998:

                                                                       ELECTRICAL
                                                          MECHANICAL   AND OTHER    TOTAL
                                                          ----------   ----------   -----
Maintenance, Repair and Replacement.....................     51.4%        13.0%      64.4%
New Installation........................................     30.5          5.1       35.6
                                                             ----         ----      -----
          Total Commercial/Industrial...................     81.9%        18.1%     100.0%
                                                             ====         ====      =====

SERVICES PROVIDED

     Mechanical. The Company designs, installs, maintains, repairs and replaces the heating, ventilating and air conditioning ("HVAC"), control and monitoring and process piping systems of commercial and industrial facilities such as manufacturing and processing facilities, power generation facilities, hospitals and other critical care facilities, colleges and universities, hotels, commercial office buildings, retail stores, and restaurants, supermarkets, and convenience stores. The services provided include both maintenance, repair and replacement ("MRR") services and new installation services for products such as compressor-bearing HVAC equipment, boilers, chillers, central plants, process piping and control systems. The MRR work includes preventative maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs and the replacement (in conjunction with the retrofitting or remodeling of a commercial building, or as a result of an emergency request) of HVAC systems and associated parts, plumbing fixtures, pipes, water feed and sewer lines, water heaters, softeners, filters and controls. The Commercial/Industrial Group also designs and installs mechanical, electrical and other systems on behalf of owners or general contractors in commercial buildings.

     Electrical, Voice and Data. The Company installs, maintains and upgrades the electrical systems of commercial/industrial facilities, including process controls, lighting, power, lifesafety systems and energy management systems. The Company also designs, installs, upgrades, maintains and repairs low energy systems ("LES") including voice and data cabling, high speed data network infrastructure systems, fiber optics, video, security and sound. LES is the fastest growing segment of the electrical construction business. Additionally, through its information technology unit, Total Site Solutions(SM), the Company provides consulting services, turnkey design and installation work for various mission critical facilities such as telecommunications facilities, call centers, network control rooms, mainframe data centers, trading floors, laboratories and medical facilities, which must remain on line 100% of the time. Total Site Solutions(SM) also provides broad-based service agreements that include provision and administration of bundled preventative maintenance and emergency response services for these facilities.

CUSTOMERS

     The Company's commercial/industrial customers include general contractors, facility owners, facility managers, developers, utilities, energy service companies, property managers, engineers, consultants, and architects. The Company expects to perform an increasing amount of services for energy service companies seeking to bundle their service and commodity product offerings. The Company was recently selected by PG&E Energy Services as its preferred provider of commercial HVAC services nationwide. As an unregulated subsidiary of the third largest utility in the United States, PG&E Energy Services has a national presence and is likely to be a significant participant in the rapidly growing energy services market.

     The Company is seeking to expand the services it provides to building owners and operators through a national accounts marketing effort focusing on entities that are responsible for operating the mechanical and electrical systems of buildings located throughout the United States. The Company's customers include Microsoft, Lincoln Properties, Builders Square, Pep Boys, Blockbuster and MCI Worldcom. No customer accounts for more than 2% of the Commercial/Industrial Group's revenues.

                               RESIDENTIAL GROUP

     Through its Residential Group, the Company provides mechanical and other contracting services to home builders and home owners. The Residential Group operates through 24 subsidiaries from 39 locations. Although most of the group's locations perform MRR services, four of the operating companies emphasize new construction work and represent 66.1% of the group's revenues.

     The following table shows the revenue mix of the Residential Group for the fiscal year ended December 31, 1998:

New Installation............................................   66.9%
Maintenance, Repair and Replacement.........................   33.1
                                                              -----
          Total Residential.................................  100.0%
                                                              =====

SERVICES

     The Residential Group installs HVAC and plumbing systems in homes, apartment and condominium complexes and small commercial buildings. It also provides maintenance services for these systems, such as inspections, cleaning, repair and replacement of HVAC systems and associated parts; repair and replacement of bathroom fixtures, water filters and water heaters; and cleaning, repair and replacement of pipes, sewer lines and residential sanitary systems. In connection with its maintenance, repair and replacement services, the Company sells a wide range of HVAC, plumbing and other equipment, including complete HVAC systems and a variety of parts and components.

CUSTOMERS

     The Company markets its residential new installation contracting services to local, regional and national home builders, including U.S. Home Corporation, Pulte Home Corporation, Centex Corporation, and Beazer Homes Corporation, or to general contractors working for builders. The Company targets its growth in the residential new installation market in those areas of the United States that have growth rates above the national average. Through strong existing relationships with major national homebuilders, the Company is marketing its capabilities to provide consistent, reliable installation services on a regional basis. No customer accounts for more than 4% of the Residential Group's revenues.

     The Company's customers for residential maintenance repair and replacement services consist primarily of homeowners. The Company advertises its maintenance services in the yellow pages, on billboards, on television and radio, and through direct mail. It also relies upon service contracts to attract and retain customers.

                                   OPERATIONS

     In providing maintenance, repair and replacement services, the Company uses specialized systems to log service orders, schedule service calls, identify and ready the necessary parts and equipment, track the work order, provide information for communication with the service technicians and customers, and prepare accurate invoices. Service histories and specific product information are generally accessible to the dispatcher in a database that may be searched by customer name or address. Maintenance, repair and replacement calls are initiated when a customer requests emergency repair service or the Company calls the client to schedule periodic service agreement maintenance. Service technicians are scheduled for the call or routed to the customer's business or residence by the dispatcher via a scheduling board or daily work sheet (for non-emergency service) or through cellular telephone, pager or radio. Service personnel work out of the Company's service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call travels to the business or residence, interviews the customer, diagnoses the problem, presents the solution, obtains agreement from the customer and performs the work.

     A portion of the Company's service work is done to satisfy manufacturers' equipment warranties. For such services, the Company is generally compensated by the manufacturer responsible for the defective equipment under warranty. The Company attempts to enter into service contracts whereby the customer pays an annual or semiannual fee for periodic diagnostic and preventive services. The customers under service contracts receive specific discounts from standard prices for repair and replacement services.

     Commercial new installation work begins with a design request from the owner or general contractor. Initial meetings with the parties allow the contractor to prepare preliminary and then more detailed design specifications, engineering drawings and cost estimates. Once a project is awarded, it is conducted in pre-agreed phases and progress billings are rendered to the owner for payment, less a retainage. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of materials to the job sites, scheduling of work crews with the necessary skills, and inspection and quality control) is coordinated in these same phases. The Company has established a policy to review and approve any new installation project by an operating unit that exceeds 5% of the projected annual revenue of that unit.

     The Company will generally perform work contracted by it using its personnel who work from one of the Commercial/Industrial Group's 47 locations. However, the Company may subcontract with other contractors to perform work in locations where the Company does not have a facility or where the Company's backlog requires additional resources. The Company generally subcontracts with members of United Service Alliance when possible. United Service Alliance is a member organization owned by the Company which provides industry training programs and national account opportunities to independent service contractors.

     Residential service technicians may carry a Customer Assurance Pricing manual developed by the Company which specifies the labor, equipment and parts required to fulfill certain tasks and the associated flat rate prices for those tasks. This manual is custom generated for each company from a database containing over 15,000 different repair operations and is regularly updated for price changes. This "flat rate pricing" strategy allows the Company to monitor margins and labor productivity at the point of sale, while increasing the level of customer satisfaction by demonstrating greater fairness and objectivity in pricing. Payment for maintenance, repair and replacement services not covered by a warranty or service contract is generally requested in cash, check or credit card at the service location.

SOURCES OF SUPPLY

     The raw materials and components used by the Company include HVAC system components, ductwork, steel sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Chillers for large units typically have the longest delivery time and generally have lead times of up to three to four months. The major components of HVAC systems are compressors and chillers that are manufactured primarily by Trane Air Conditioning Company, Carrier Corporation, and York Heating and Air Conditioning

Company. The major suppliers of control systems are Honeywell Inc., Johnson Controls, Inc. and Andover Control Corporation. The Company is not materially dependent on any of these outside sources.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 9,000 full and part-time employees, of whom approximately 6,900 are installation/service technicians. In the course of performing installation work, the Company may utilize the services of subcontractors. Approximately 1,600 employees (in 13 of the Company's subsidiaries) are members of unions and work under collective bargaining agreements. The collective bargaining agreements have expiration dates between April 1999 and June 2003. The Company believes that its relationship with its employees is generally satisfactory.

SEASONALITY

     The Company's business tends to be affected adversely by moderate weather patterns. Comparatively warm winters and cool summers reduce the demand for its maintenance, repair and replacement services. Additionally, its new installation business is affected adversely by extremely cold weather and large amounts of rain. As a result, the Company expects that its revenues and operating results will be lower in the first and, to a lesser degree, fourth calendar quarters. Prolonged weather conditions or seasonal variations may cause unpredictable fluctuations in operating results.

BACKLOG

     At December 31, 1998, the Company's backlog of work was approximately $420.7 million. Of the backlog, approximately $382.6 million related to the Company's commercial/industrial operations and the remaining $38.1 million related to the Company's residential operations.

COMPETITION

     The market for mechanical and electrical services is highly competitive. The Company believes that the principal competitive factors in the commercial/industrial and residential services industry are (i) timeliness, reliability and quality of services provided, (ii) range of services offered,
(iii) market share and visibility and (iv) price. The Company believes its strategy of creating a leading national provider of comprehensive services directly addresses these factors. The ability of the Company to employ, train and retain highly motivated service technicians to provide quality services should be enhanced by its ability to utilize professionally managed recruiting and training programs. In addition, the Company expects to offer compensation, health and savings benefits that are more comprehensive than most offered in the industry. Competitive pricing is possible through purchasing economies and other cost saving opportunities that exist across each of the service lines offered and from productivity improvements.

     Most of the Company's competitors are small, owner-operated companies that typically operate in a single market. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates. Moreover, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. There are currently a limited number of public companies focused on providing commercial/industrial or residential services in some of the same service lines provided by the Company.

     In addition, there are a number of national retail chains that sell a variety of plumbing fixtures and equipment and HVAC equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services. Other companies or trade groups engage in franchising their names and marketing programs in some service lines. In the future, competition may be encountered from, among others, HVAC equipment manufacturers, the unregulated business segments of regulated gas and electric utilities or from newly deregulated utilities entering into various commercial/industrial or residential service areas. Certain of the Company's competitors and potential competitors have greater financial resources than the Company to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own commercial/industrial or residential service operations if they decide to enter the field.

GOVERNMENTAL REGULATION

     Many aspects of the Company's operations are subject to various federal, state and local laws and regulations, including, among others, (1) permitting and licensing requirements applicable to service technicians in their respective trades, (2) building, mechanical and electrical codes and zoning ordinances, (3) laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services, and (4) laws and regulations relating to worker safety and protection of human health. In Florida, warranties provided for in the Company's service agreements subject the Company and such agreements to some aspects of that state's insurance laws and regulations. Specifically, the Company is required to maintain funds on deposit with the Florida Office of Insurance Commissioner and Treasurer, the amount of which is not material to the Company's business. The Company is in compliance with these deposit requirements.

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

ENVIRONMENTAL REGULATION

     The Company's operations are subject to numerous federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater, vehicle emissions and the use and handling of refrigerants. These laws and regulations are administered by the United States Environmental Protection Agency, the Coast Guard, the Department of Transportation and various state and local governmental agencies. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and meeting these requirements can be expensive. The nature of the Company's operations and its ownership or operation of property expose it to the risk of claims with respect to such matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Federal and state environmental laws include statutes intended to allocate the cost of remedying contamination among specifically identified parties. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") can impose strict, joint and several liability on past and present owners or operators of facilities at, from or to which a release of hazardous substances has occurred, on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted "Superfund" statutes comparable to, and in some cases more stringent than, CERCLA. If the Company were to be found to be a responsible party under CERCLA or a similar state statute, the Company could be held liable for all investigative and remedial costs associated with addressing such contamination, even though the releases were caused by a prior owner or operator or third party. In addition, claims alleging personal injury or property damage may be brought against the Company as a result of alleged exposure to hazardous substances resulting from the Company's operations.

     Prior to entering into the agreements relating to the acquisition of businesses, the Company evaluated the properties owned or leased by those businesses and in some cases engaged an independent environmental consulting firm to conduct or review assessments of environmental conditions at certain of those properties. No material environmental problems were discovered in these reviews, and the Company is not otherwise aware of any actual or potential environmental liabilities that would be material to the Company. There can be no assurance that all such liabilities have been identified, that such liabilities will not occur in the future, that a party could not assert a material claim against the Company with respect to such liabilities, or that the Company would be required or able to answer for such claim.

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

     The Company's operations in certain geographic regions are subject to laws that will, over the next few years, require specified percentages of vehicles in large vehicle fleets to use "alternative" fuels, such as compressed natural gas or propane, and meet reduced emissions standards. The Company does not anticipate that the cost of fleet conversion that may be required under current laws will be material. Future costs of compliance with these laws will be dependent upon the number of vehicles purchased in the future for use in the covered geographic regions, as well as the number and size of future business acquisitions by the Company in these regions. The Company cannot determine to what extent its future operations and earnings may be affected by new regulations or changes in existing regulations relating to vehicle emissions.

     Capital expenditures related to environmental matters during the fiscal year ended December 31, 1998, were not material. The Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by the Company which may be material.

ITEM 2. PROPERTIES.

     The Company's executive offices are located in leased office space at 8 Greenway Plaza, Suite 1500, Houston, Texas 77046.

     The Company operates a fleet of approximately 3,550 owned or leased service trucks, vans and support vehicles. It believes these vehicles generally are well-maintained, ordinary wear and tear excepted, and adequate for the Company's current operations.

     The Company has a total of 112 facilities, six of which it owns and 106 of which are under leases with remaining terms up to 12 years from the date hereof on terms the Company believes to be commercially reasonable. The aggregate of the leased or owned space at the Company's facilities is approximately 1.6 million square feet. A majority of the Company's facilities are leased from certain former shareholders (or entities controlled by certain former shareholders) of its subsidiaries. None of these leases expire prior to 2000. The provisions of the leases are on terms the Company believes to be at least as favorable to the Company as could have been negotiated by the Company with unaffiliated third parties. The Company believes the owned and leased facilities are adequate to serve its current level of operations.

     The Company believes that it has generally satisfactory title to the property owned by it, subject to the liens for current taxes, liens incident to minor encumbrances and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such property in its business. Additionally, the inventory and accounts receivable of the Company are subject to a lien under its credit facility.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various legal proceedings. It is not possible to predict the outcome of these matters. However, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1998.

ITEM 4A. EXECUTIVE OFFICERS.

     The following table sets forth certain information concerning the executive officers of the Company:

NAME                                        AGE                        POSITION
----                                        ---                        --------
James P. Norris...........................  60    Chairman of the Board; Director
J. Patrick Millinor, Jr...................  53    Chief Executive Officer; Director
Donald L. Luke............................  62    President and Chief Operating Officer; Director
William Michael Callahan..................  53    Executive Vice President -- Training and
                                                  Development
Chester J. Jachimiec......................  44    Executive Vice President -- Acquisitions; Director
Darren B. Miller..........................  39    Executive Vice President and Chief Financial
                                                  Officer
Alfred R. Roach, Jr.......................  54    Executive Vice President -- Commercial/Industrial
                                                  Group
Richard S. Rouse..........................  52    Executive Vice President -- Corporate Development
                                                  and Administration
Randolph W. Bryant........................  48    Senior Vice President, General Counsel and
                                                  Secretary
Daniel W. Kipp............................  39    Senior Vice President and Corporate Controller
Robert Tyler..............................  49    Senior Vice President -- Residential Group
David L. Henninger........................  54    President of Van's Comfortemp Air Conditioning,
                                                  Inc.; Director
Timothy Johnston..........................  43    Senior Vice President of Airtron, Inc.; Director
Andrew Jeffrey Kelly......................  44    Chief Executive Officer of K&N Plumbing, Heating &
                                                    Air Conditioning, Inc.; Director
Robert Munson, III........................  52    President of Trinity Contractors, Inc.; Director
Fredric J. Sigmund........................  57    President and Chief Executive Officer of MacDonald-
                                                    Miller Industries, Inc.; Director
William M. Witz...........................  59    Chief Executive Officer of Continental Electrical
                                                    Construction Co.; Director

     JAMES P. NORRIS became a Director and Chairman of the Board of the Company in June 1997. From 1969 to May 1997, he served as Executive Vice President of Air Conditioning Contractors of America ("ACCA"), an industry trade association based in Washington, D.C.

     J. PATRICK MILLINOR, JR. is a Director and Chief Executive Officer of the Company and has served in such capacities with the Company and its predecessor since October 1996. He also served as President of the Company and its predecessor from October 1996 to August 1997. From September 1994 to October 1996, Mr. Millinor worked directly for Gordon Cain, a major stockholder in the Company, assisting in the formation and management of Agennix Incorporated and Lexicon Genetics, two biotechnology companies. From March 1993 to September 1994, he served as Chief Executive Officer of UltrAir, Inc., a start-up passenger airline. From October 1992 to March 1993, he served as Chief Financial Officer of UltrAir, Inc. He currently serves as a director of Agennix Incorporated and Haelan Health(R) Corporation.

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

     WILLIAM MICHAEL CALLAHAN became Executive Vice President -- Training and Development of the Company in August 1997. From 1989 to July 1997, Mr. Callahan was a partner in Callahan Roach & Associates, a firm which provided consulting services to residential HVAC contractors nationwide prior to its acquisition by the Company. From 1972 to 1989, Mr. Callahan served as President of Capital City Heating & Cooling, a company he founded. In 1988, Mr. Callahan served as President of ACCA.

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

     DARREN B. MILLER has been an Executive Vice President of the Company since July 1998 and has been Chief Financial Officer of the Company and its predecessor since October 1996. He was also a Senior Vice President from October 1996 until July 1998. From 1989 to 1996, Mr. Miller served in several capacities at Allwaste, Inc., a consolidator of industrial service companies, including Vice President -- Treasurer and Controller from 1995 to 1996. Prior to 1989, he was employed in the audit practice of Arthur Andersen LLP.

     ALFRED R. ROACH, JR. became Executive Vice
President -- Commercial/Industrial Group of the Company in January 1998 and previously served as Executive Vice President -- Marketing, Sales and Product Support from August 1997 until January 1998. From 1989 to July 1997, Mr. Roach was a partner in Callahan Roach & Associates. From 1986 to 1989, he served as President and General Counsel of Service America Corporation, an HVAC franchise company. From 1970 to 1986, Mr. Roach engaged in the private practice of law.

     RICHARD S. ROUSE is Executive Vice President -- Corporate Development and Administration of the Company, having served in such capacity with the Company and its predecessor since October 1996. From July 1994 to July 1996, Mr. Rouse was Vice President and General Manager of Southcoast Services, a privately held landfill operating company. From 1992 to 1994, he served as Vice President and General Manager of SWS, an industrial services company.

     RANDOLPH W. BRYANT became Senior Vice President, General Counsel and Secretary of the Company upon its formation in 1997. From December 1996 to April 1997, Mr. Bryant served as Associate General Counsel of El Paso Natural Gas Company. From 1984 to 1996, he was an attorney with Tenneco Inc. and Tenneco Energy Inc., last serving as Associate General Counsel.

     DANIEL W. KIPP has been a Senior Vice President of the Company since July 1998 and its Corporate Controller since February 1997. He also served as a Vice President of the Company from February 1997 through July 1998. From February 1994 until February 1997, Mr. Kipp was a sales executive with American Sterling, a provider of hazard insurance outsourcing services to the mortgage banking industry, and from July 1990 until February 1994 he was Vice President and Controller of Allwaste Recycling, Inc., a glass recycler and powdered glass processor. Prior to July 1990, he was employed in the audit practice of Arthur Andersen LLP.

     ROBERT TYLER has been Senior Vice President -- Residential Group of the Company since June 1998. From February 1994 until June 1998, he was Vice President, Sales, for Amana Heating and Air Conditioning, a manufacturer of HVAC equipment. He previously served as National Sales Manager for Friedrich Air Conditioning, a manufacturer of HVAC equipment, from January 1990 until February 1994.

     DAVID L. HENNINGER became a Director of the Company in November 1997. He is President of Van's Comfortemp Air Conditioning, Inc., a subsidiary of the Company providing HVAC services to residential and light commercial customers in the Palm Beach-Ft. Lauderdale, Florida, area. He acquired Van's in 1975 and has served as its President since that time.

     TIMOTHY JOHNSTON became a Director of the Company in May 1997 in connection with the acquisition of Airtron, which installs HVAC systems in new residences. Mr. Johnston joined Airtron, Inc. in 1988 and has served as its Senior Vice President since 1995. He has also served as Secretary/Treasurer of Airtron since 1991 and Chief Financial Officer of Airtron since 1988.

     ANDREW JEFFREY KELLY became a Director of the Company in November 1997. Mr. Kelly is Chief Executive Officer of K&N, a subsidiary of the Company providing plumbing and HVAC services to residential new construction markets in the Dallas-Ft. Worth and Austin areas. He founded K&N in 1979 and has served as its Chief Executive Officer since that time.

     ROBERT MUNSON, III became a Director of the Company in November 1998. He is President of Trinity Contractors, Inc, a subsidiary of the Company which provides mechanical and electrical contracting services to commercial and industrial customers, primarily in the Dallas-Ft. Worth area. He founded Trinity in 1981 and has served as its President since that time.

     FREDRIC J. SIGMUND became a Director of the Company in November 1997. Mr. Sigmund is President and Chief Executive Officer of MacDonald-Miller Industries, Inc., a subsidiary of the Company providing a full range of HVAC services to commercial and industrial customers in the Pacific Northwest. He became an employee of MacDonald-Miller in 1967 and has been its President and Chief Executive Officer since 1986.

     WILLIAM M. WITZ became a Director of the Company in March 1999. He is Chief Executive Officer of Continental Electrical Construction Co., a subsidiary of the Company that provides electrical contracting services in the Chicago metropolitan area. Mr. Witz joined Continental Electrical in 1973 and has served as its Chief Executive Officer since 1976.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since November 1997, the Common Stock of the Company has been listed for trading on the New York Stock Exchange (the "NYSE") under the symbol "MAK." As of March 17, 1999, there were 35,438,090 shares of Common Stock outstanding, held by approximately 640 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

SALES PRICES OF COMMON STOCK

     The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE (as reported by National Quotation Bureau, LLC) for the periods indicated:

                                                               HIGH       LOW
                                                              ------     ------
Year ended December 31, 1997
  4th quarter (November 7 to December 31)..................  $17 3/16   $13
Year ended December 31, 1998
  1st quarter..............................................  $17 1/8    $14
  2nd quarter..............................................   19 5/8     15 1/2
  3rd quarter..............................................   20 5/8     11 1/4
  4th quarter..............................................   14 3/16    10 5/16

DIVIDENDS

     Under applicable corporate law, the Company may pay dividends out of surplus (as defined under the Texas Business Corporation Act). At December 31, 1998, the Company had surplus of approximately $315.9 million for the payment of dividends. The Company has not paid a dividend on the Common Stock since its incorporation and does not anticipate paying any dividends on the Common Stock in the foreseeable future because it intends to retain any earnings to finance the expansion of its business, to repay indebtedness and for general corporate purposes.

     Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. Additionally, the Company's revolving credit facility prohibits the payment of dividends without the consent of the lenders, and the Company's indenture relating to its Senior Subordinated Notes due 2009 (the "Notes") places restrictions on the ability of the Company to pay dividends. For additional information concerning the Company's revolving credit facility and the Notes, see Note 7 to the Consolidated Financial Statements included under
Item 8 of this Annual Report.

SALES OF UNREGISTERED SECURITIES DURING 1998

     During the fiscal year ended December 31, 1998, the Company issued securities that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), as follows:

          (a) On January 12, 1998, the Company issued 191,900 shares of Common Stock to the partners of Callahan/Roach & Associates ("Callahan Roach") as part of the consideration for the purchase of the assets of Callahan Roach. The Company incurred the obligation to issue these shares of Common Stock in 1997;

          (b) On March 20, 1998, the Company issued 3,750 shares of Common Stock to the former shareholders of Linford Service Company ("Linford") as part of a post-closing adjustment to the purchase price for Linford;

          (c) On April 20, 1998, the Company issued 22,528 shares of Common Stock to the former shareholder of All Service Electric, Inc. ("All Service") as part of the post-closing adjustment of the purchase price for the acquisition of All Service;

          (d) On April 20, 1998, the Company issued 38,482 shares of Common Stock to the former shareholders of Willis Refrigeration, Air Conditioning & Heating, Inc. ("Willis") as part of the post-closing adjustment of the purchase price for the acquisition of Willis;

          (e) On April 20, 1998, the Company issued 21,555 shares of Common Stock to the former shareholders of Paul E. Smith Co., Inc. ("PES") as part of the post-closing adjustment of the purchase price for the acquisition of PES;

          (f) On April 20, 1998, the Company issued 1,422 shares of Common Stock to the former shareholders of Mechanical Services, Inc. ("MSI") as part of the post-closing adjustment of the purchase price for the acquisition of MSI;

          (g) On April 20, 1998, the Company issued 12,959 shares of Common Stock to the former shareholders of Arkansas Mechanical Services, Inc. ("AMS") as part of the post-closing adjustment of the purchase price for the acquisition of AMS;

          (h) On April 20, 1998, the Company issued 3,822 shares of Common Stock to the former shareholders of Southeast Mechanical Service, Inc. ("Southeast Mechanical") as part of the post-closing adjustment of the purchase price for the acquisition of Southeast Mechanical;

          (i) On April 29, 1998, the Company issued 726 shares of Common Stock to the former shareholders of Central Carolina Air Conditioning Company ("Central Carolina") as part of the post-closing adjustment of the purchase price for the acquisition of Central Carolina;

          (j) On April 29, 1998, the Company issued 22,149 shares of Common Stock to the former shareholders of Yale Incorporated ("Yale") as part of the post-closing adjustment of the purchase price for the acquisition of Yale;

          (k) On May 11, 1998, and June 12, 1998, the Company issued 24,460 shares and 13,108 shares, respectively, of Common Stock to the former shareholders of Costner Brothers, Inc. ("Costner") as part of the post-closing adjustment of the purchase price for the acquisition of Costner;

          (l) On November 13, 1998, the Company issued 1,449,980 shares of Common Stock, warrants to purchase 828,853 shares of Common Stock, and $16.0 million aggregate principal amount of subordinated notes in connection with the acquisition of the outstanding capital stock of Trinity Contractors, Inc.; and

          (m) On December 2, 1998, the Company issued 52,032 shares of Common Stock to the former shareholders of Sibley Services, Inc. ("Sibley") as part of the post-closing adjustment of the purchase price for the acquisition of Sibley.

     Such sales were completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act, no public offering being involved.

ITEM 6. SELECTED FINANCIAL DATA.

     Our first acquisition was that of Airtron. For accounting purposes, this transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, because the former shareholders of Airtron owned a majority of our common stock upon consummation of the acquisition. As such, the Selected Income Statement and Balance Sheet data set forth below as of and for the three-year period ended February 28, 1997 have been derived from the audited financial statements of Airtron. The financial statements of GroupMAC and its subsidiaries, other than Airtron, are included in the financial statements from their respective dates of acquisition.

     The selected financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," included elsewhere herein (in thousands, except per share data):

                                                  YEAR        TEN MONTHS         FISCAL YEAR ENDED
                                                 ENDED          ENDED          FEBRUARY 28 OR 29,(B)
                                              DECEMBER 31,   DECEMBER 31,   ----------------------------
                                                1998(A)        1997(A)       1997       1996      1995
                                              ------------   ------------   -------   --------   -------
INCOME STATEMENT DATA:
Revenues....................................    $761,541       $138,479     $81,880   $ 73,765   $72,226
Gross Profit................................     176,145         36,717      23,374     21,091    21,766
Selling, General and Administrative
  Expenses..................................     118,119         35,862(c)   19,811     17,615    20,282(d)
Goodwill Amortization(e)....................       5,960            633          --         --        --
                                                --------       --------     -------   --------   -------
Income from Operations......................      52,066            222       3,563      3,476     1,484
Interest Income (Expense), Net..............      (6,188)        (1,144)         89         68        76
Other Income, Net...........................         377            112         256        246       140
                                                --------       --------     -------   --------   -------
Income (Loss) Before Income Tax Provision...      46,255           (810)      3,908      3,790     1,700
Income Tax Provision........................      20,326          2,832       1,572      1,651       911
                                                --------       --------     -------   --------   -------
Net Income (Loss)...........................    $ 25,929       $ (3,642)    $ 2,336   $  2,139   $   789
                                                ========       ========     =======   ========   =======
Net Income (Loss) Per Share:
  Basic.....................................    $   0.94       $  (0.34)
                                                ========       ========
  Diluted...................................    $   0.93       $  (0.34)
                                                ========       ========
Weighted Average Shares Outstanding:
  Basic.....................................      27,544         10,800
                                                ========       ========
  Diluted...................................      27,948         10,800
                                                ========       ========

                                                                                  FEBRUARY 28 OR 29,
                                               DECEMBER 31,   DECEMBER 31,   ----------------------------
                                                   1998           1997        1997       1996      1995
                                               ------------   ------------   -------   --------   -------
BALANCE SHEET DATA:
Cash and Cash Equivalents....................   $    2,371      $ 25,681     $ 4,339   $  1,774   $   650
Working Capital..............................       86,441        40,478       6,337      3,285     4,561
Total Assets.................................      701,081       192,687      27,153     28,282    23,528
Total Debt...................................      223,959         2,938       1,290         --        --
Shareholders' Equity.........................      315,929       136,653       5,991      6,373     5,955

---------------

(a) The operations of the acquired businesses (other than Airtron) are included in the financial data from the effective date of their respective acquisition.

(b) Concurrent with the initial public offering of GroupMAC's common stock (the "IPO") we changed our fiscal year end from February 28 to December 31.

(c) Includes $7.0 million of non-recurring, non-cash compensation expenses related to the reverse acquisition of GroupMAC during the ten months ended December 31, 1997.

(d) Includes $2.4 million for compensation expense resulting from revaluation of warrants.

(e) Consists of amortization recorded, as a result of the acquisition of acquired businesses, over a 40-year period and computed on the basis described in the notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     GroupMAC derives revenues from providing maintenance, repair and replacement and new installation services for mechanical, electrical and other systems to commercial/industrial and residential customers. Our combined 1998 revenues, assuming all businesses were acquired on January 1, 1998, consisted of the following (dollars in thousands):

                                                               REVENUES    PERCENTAGES
                                                              ----------   -----------
Maintenance, repair and replacement.........................  $  636,787       59.2%
New installation............................................     439,632       40.8
                                                              ----------      -----
          Total.............................................  $1,076,419      100.0%
                                                              ==========      =====

     GroupMAC recognizes maintenance, repair and replacement revenues as the services are performed, except for service contract revenue, which we recognize ratably over the life of the contract. We generally account for revenues from fixed price installation and retrofit contracts on a percentage-of-completion basis, using the cost-to-cost method.

     GroupMAC intends to make additional acquisitions in both of the technical disciplines (mechanical and electrical) within the commercial/industrial and residential markets. Our long-term objective is to develop maintenance, repair and replacement capabilities (both residential and commercial/industrial) in the top 100 markets within the United States, while offering new installation services across a more limited range of markets where new construction in the commercial/industrial and/or residential sectors is expected to out-pace the national average over the long term. Over time, this objective is expected to shift our revenues to an increased percentage of service revenue.

     Cost of services consists primarily of components, parts and supplies related to our new installation and maintenance, repair and replacement services, salaries and benefits of service and installation technicians, subcontracted services, depreciation, fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for management, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

     GroupMAC's balanced business mix is reflected to varying degrees in its gross margins. The combined gross margin for the acquired businesses providing services to commercial/industrial markets was 20.6% for the twelve months ended December 31, 1998. Our businesses performing primarily maintenance, repair and replacement services in the residential markets tend to have higher gross margins, averaging 32.1% for the combined twelve months ended December 31, 1998. On average, our residential new installation businesses have lower gross margins. Such companies' combined gross margin was 23.3% for the twelve months ended December 31, 1998. Future consolidated gross margins may vary depending on, among other things, shifts in the business mix as well as the impact of future acquisitions on the business mix.

     GroupMAC has begun to realize savings from (1) greater volume discounts from suppliers of components, parts and supplies; (2) consolidation of insurance and bonding programs; (3) other general and administrative expenses such as training and advertising; and (4) our ability to borrow at lower interest rates than most, if not all, of our subsidiaries. These savings are offset by costs related to our corporate management structure, costs associated with being a public company and integration costs.

     The following discussion should be read in conjunction with the historical consolidated financial statements and related notes and Item 6, "Selected Financial Data," contained elsewhere herein. The combined data do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the revenues, cost of sales and gross margin of the acquired businesses on a historical basis. The combined results of operations assume that each of the acquired businesses were combined at the beginning of each period presented. The combined data also exclude the effect of pro forma adjustments and may not be comparable to, and may not be indicative of, our post-combination results of operations because (i) the acquired businesses were not under common control or management during the periods presented and (ii) the combined data do not reflect the potential benefits and cost savings GroupMAC expects to realize when operating as a combined entity.

     Effective April 30, 1997, GroupMAC entered into an Agreement and Plan of Exchange with Airtron (the "Airtron Agreement"), pursuant to which GroupMAC issued $20.4 million in cash, 14.9 million shares of GroupMAC preferred stock and 4.7 million shares of GroupMAC common stock to shareholders of Airtron in exchange for all of the then outstanding shares of Airtron. Although for legal purposes Airtron was acquired by GroupMAC, for accounting purposes the transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, due to the fact that the former shareholders of Airtron then owned a majority of the outstanding GroupMAC common stock. In connection with the purchase of GroupMAC, the company recorded the consideration paid to the shareholders of GroupMAC as non-recurring compensation expense of $7.0 million in the accompanying consolidated statements of operations for the ten months ended December 31, 1997. The consolidated financial statements included elsewhere herein for the periods prior to the effective date of the acquisition only include the accounts of Airtron. The consolidated statements of shareholders' equity have been converted from Airtron's capital structure to GroupMAC's capital structure to reflect the exchange of shares pursuant to the Airtron Agreement. During 1997, GroupMAC changed its fiscal year end from February 28 to December 31.

     During 1997, GroupMAC acquired in separate transactions 23 companies (and together with Airtron, the "Founding Companies") through a combination of cash, preferred stock, common stock and warrants to purchase shares of common stock of GroupMAC. During 1998, we acquired 39 additional businesses by offering a combination of cash, notes payable, junior subordinated notes, common stock, options to purchase common stock and warrants to purchase common stock.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                                HISTORICAL                                       COMBINED
                           -----------------------------------------------------   -------------------------------------
                             FISCAL YEAR         TEN MONTHS        FISCAL YEAR              TWELVE MONTHS ENDED
                                ENDED              ENDED              ENDED                    DECEMBER 31,
                             DECEMBER 31,       DECEMBER 31,      FEBRUARY 28,     -------------------------------------
                                 1998               1997              1997                1998                1997
                           ----------------   ----------------   ---------------   ------------------   ----------------
Revenues.................  $761,541   100.0%  $138,479   100.0%  $81,880   100.0%  $1,076,419   100.0%  $978,480   100.0%
Cost of Services.........   585,396    76.9    101,762    73.5    58,506    71.5      833,819    77.5    756,770    77.3
                           --------   -----   --------   -----   -------   -----   ----------   -----   --------   -----
Gross Profit.............   176,145    23.1     36,717    26.5    23,374    28.5   $  242,600    22.5%  $221,710    22.7%
                                                                                   ==========   =====   ========   =====
Selling, General and
  Administrative
  Expenses...............   124,079    16.2     36,495    26.3    19,811    24.1
                           --------   -----   --------   -----   -------   -----
Income from Operations...    52,066     6.9        222     0.2     3,563     4.4
Interest, Net............    (6,188)   (0.8)    (1,144)   (0.8)       89     0.1
Other....................       377      --        112      --       256     0.3
                           --------   -----   --------   -----   -------   -----
Income (Loss) Before
  Income Tax Provision...    46,255     6.1       (810)   (0.6)    3,908     4.8
Income Tax Provision.....    20,326     2.7      2,832     2.0     1,572     1.9
                           --------   -----   --------   -----   -------   -----
Net Income (Loss)........  $ 25,929     3.4%  $ (3,642)   (2.6)% $ 2,336     2.9%
                           ========   =====   ========   =====   =======   =====

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TEN MONTHS ENDED DECEMBER 31, 1997

     Revenues. Revenues increased $623.0 million, or 450.0%, to $761.5 million for the twelve months ended December 31, 1998 from $138.5 million for the ten months ended December 31, 1997. The increase in revenues is attributable to the following:

     - $328.7 million relates to 28 commercial/industrial companies acquired during 1998,

     - $54.1 million relates to 11 residential companies acquired during 1998,

     - $186.7 million relates to 13 companies acquired simultaneous with the initial public offering of GroupMAC's common stock (the "IPO"), resulting in twelve months of revenues during 1998 compared to two months of revenues during 1997,

     - $29.3 million relates to the other 10 companies acquired in June and July of 1997, resulting in twelve months of revenue during 1998 compared to six or seven months of revenues during 1997, and

     - $24.2 million relates to Airtron, resulting in twelve months of revenues in 1998 compared to ten months of revenues in 1997.

     Gross Profit. Gross profit increased $139.4 million, or 379.8%, to $176.1 million for the twelve months ended December 31, 1998 from $36.7 million for the ten months ended December 31, 1997. The increase in gross profit is attributable to the following:

     - $66.0 million relates to 28 commercial/industrial companies acquired during 1998,

     - $15.2 million relates to 11 residential companies acquired during 1998,

     - $37.2 million relates to 13 companies acquired simultaneous with the IPO, resulting in twelve months of activity during 1998 compared to two months of activity during 1997,

     - $8.9 million relates to the other 10 companies acquired in June and July of 1997, resulting in twelve months of activity during 1998 compared to six or seven months of activity during 1997,

     - $10.1 million relates to Airtron, resulting in twelve months of activity in 1998 compared to ten months of activity in 1997, and

     - $2.0 million relates to materials purchases savings.

     Gross profit margin decreased 3.4% for the twelve months ended December 31, 1998 compared to the ten months ended December 31, 1997 because of GroupMAC's 1998 acquisition emphasis on commercial/industrial businesses, which support the Company's national accounts initiatives although they typically have lower gross margins than residential businesses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $87.6 million, or 240.0%, to $124.1 million for the twelve months ended December 31, 1998 from $36.5 million for the ten months ended December 31, 1997. The increase in selling, general and administrative expenses is attributable to the following:

     - $37.5 million relates to 28 commercial/industrial companies acquired during 1998,

     - $10.6 million relates to 11 residential companies acquired during 1998,

     - $23.5 million relates to 13 companies acquired simultaneous with the IPO, resulting in twelve months of activity during 1998 compared to two months of activity during 1997,

     - $6.5 million relates to the other 10 companies acquired in June and July of 1997, resulting in twelve months of activity during 1998 compared to six or seven months of activity during 1997,

     - $4.3 million relates to Airtron, resulting in twelve months of activity in 1998 compared to ten months of activity in 1997,

     - $7.8 million relates to corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute our operating and acquisition strategies,

     - $5.3 million relates to goodwill amortization associated with the above described acquisitions, and

     - $2.6 million relates to field bonuses.

     Offsetting the above increases were the following reductions:

     - $7.0 million reduction in compensation expense recognized in the prior year from the reverse acquisition of Airtron, and

     - $3.5 million of savings related to our property and casualty insurance programs.

     As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses, goodwill amortization and the 1997 non-recurring compensation expense, decreased to 14.5% for the twelve months ended December 31, 1998 from 18.3% for the ten months ended December 31, 1997. This decrease was due primarily to achieving lower selling and administrative expense margins within the 23 companies acquired during 1997 and acquiring a higher mix of commercial/industrial companies which tend to have lower selling and administrative expense structures. When including corporate expenses and goodwill amortization, but excluding the non-recurring, non-cash compensation expense of $7.0 million, selling, general and administrative expenses as a percentage of revenue decreased to 16.2% for the twelve months ended December 31, 1998 from 21.1% for the ten months ended December 31, 1997.

     Net Interest. Net interest increased $5.0 million during the twelve months ended December 31, 1998 compared to the ten months ended December 31, 1997 due to borrowings under our credit facility to fund our aggressive acquisition program during 1998. See "Liquidity and Capital Resources."

     Income Tax Provision. The income tax provision increased $17.5 million, or 625.0%, to $20.3 million for the twelve months ended December 31, 1998 from $2.8 million for the ten months ended December 31, 1997. This increase corresponds with the pre-tax income increase of $40.1 million between periods after adding back the $7.0 million of non-recurring, non-cash compensation expense related to the reverse acquisition of Airtron. The effective tax rate for the twelve months ended December 31, 1998 was 43.9% compared to 45.8% for the ten months ended December 31, 1997 after adding back the $7.0 million of non-recurring, non-cash compensation expense related to the reverse acquisition of Airtron. The decrease results primarily from income tax planning strategies implemented during 1998.

TEN MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1997

     Revenues. Revenues increased $56.6 million, or 69.1%, to $138.5 million for the ten months ended December 31, 1997 from $81.9 million for the twelve months ended February 28, 1997. The increase in revenues was attributable to the acquisitions in June through November 1997, of nine commercial/industrial companies, 12 residential companies and two companies providing products and services outside of GroupMAC's two primary operating segments. The increase in revenues was partially offset as the period ended December 31, 1997 included ten months while the period ended February 28, 1997 included twelve months.

     Gross Profit. Gross profit increased $13.3 million, or 56.8%, to $36.7 million for the ten months ended December 31, 1997 from $23.4 million for the twelve months ended February 28, 1997. The increase in gross profit was primarily attributable to the acquisitions in June through November, 1997. Also contributing to the increase were lower material costs at Airtron. The increase in gross profit was partially offset as the period ended December 31, 1997 included ten months while the period ended February 28, 1997 included twelve months. Gross profit margin decreased 2.0% for the ten months ended December 31, 1997 compared to the twelve months ended February 28, 1997 because the gross profit margins of certain of the businesses acquired were considerably lower than those achieved at Airtron.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.7 million, or 84.3%, to $36.5 million for the ten months ended December 31, 1997 from $19.8 million for the twelve months ended February 28, 1997. This increase was primarily attributable to the aforementioned acquisitions and to the following:

     - $7.0 million non-recurring, non-cash compensation charge related to the reverse acquisition of Airtron in May 1997 and

     - $4.1 million increase in corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute our operating and acquisition strategies.

     As a percentage of revenues, selling, general and administrative expenses, excluding the aforementioned items, decreased to 17.5% for the ten months ended December 31, 1997 from 24.1% for the twelve months ended February 28, 1997, respectively, due primarily to prospective reductions in compensation to former owners to which they agreed. These reductions in salaries are in accordance with the terms of their employment agreements.

     Net Interest. Net interest was an expense of $1.1 million for the ten months ended December 31, 1997. For the twelve months ended February 28, 1997, net interest income was $0.1 million. Interest charges increased during the ten months ended December 31, 1997 due to borrowings under our credit facilities to fund the cash portion of the acquisition of Airtron and the ten operating companies acquired in June and July 1997. See "Liquidity and Capital Resources."

     Income Tax Provision. The income tax provision increased $1.2 million, or 75.0%, to $2.8 million for the ten months ended December 31, 1997 from $1.6 million for the twelve months ended February 28, 1997 while pre-tax income decreased $4.7 million. Excluding the effect of the $7.0 million of non-deductible compensation charge discussed above, the effective tax rate for the ten months ended December 31, 1997 was 44.2% compared to 40.2% for the twelve months ended February 28, 1997, resulting primarily from the non-deductible goodwill amortization of $0.6 million in the ten months ended December 31, 1997.

COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1997

     Revenues. Combined revenues increased $97.9 million, or 10.0%, to $1,076.4 million for the twelve months ended December 31, 1998 from $978.5 million for the twelve months ended December 31, 1997. The increase in combined revenues was attributable to the following:

     - $58.9 million increase, or 8.2%, relates to companies that provide commercial/industrial services primarily in the Seattle/Portland, Dallas, Baltimore, Salt Lake City, and Fort Lauderdale markets partially offset by economic softening in the Richmond, Virginia market,

     - $39.6 million increase, or 15.5%, relates to companies that provide residential services. Of this increase, $26.1 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $13.6 million relates to companies that primarily provide maintenance, repair and replacement services due to favorable weather patterns in the markets they serve, and

     - $0.6 million reduction related to two companies providing products and services outside of those performed by GroupMAC's two primary operating segments.

     Gross Profit. Combined gross profit increased $20.9 million, or 9.4%, to $242.6 million for the twelve months ended December 31, 1998 from $221.7 million for the twelve months ended December 31, 1997. The increase in combined gross profit was primarily attributable to the increase in combined revenues described above. Gross profit margin decreased to 22.5% for the twelve month period ended December 31, 1998 compared to 22.7% for the twelve months ended December 31, 1997. The slight net decrease in gross profit margin was primarily the result of economic softening in the Richmond, Virginia market offset by the following:

     - Overall margin improvement at the companies that primarily provide residential new installation services as these companies have operated near full capacity to accommodate housing start demand in the geographic markets they serve,

     - A slightly higher mix of higher margin maintenance, repair and replacement business in the residential sector from the favorable weather patterns discussed above, and

     - Materials purchases savings experienced in the current year.

YEAR 2000

     Background. The year 2000 issue refers to the inability of certain date sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21st century. Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in significant system and equipment failures. This is a significant issue for most if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. GroupMAC recognizes that it must take action to ensure that its operation will not be adversely impacted by Year 2000 software failures.

     GroupMAC's State of Readiness. We have completed an initial systems survey of each business acquired. That survey revealed that several of our core business applications possess Year 2000 problems. However, none of these problems are expected to be material to our individual operating companies or, in the aggregate, to GroupMAC because the 59 operating companies acquired by GroupMAC utilize approximately 34 different operating and accounting systems. As further discussed herein, GroupMAC has not migrated its operating companies to a common system platform. Accordingly, even if our Year 2000 evaluation fails to detect or correct an issue at one or more of the operating companies, it would not have a material impact on the other companies in the consolidated group.

     GroupMAC's Year 2000 plan includes the following phases:

     Evaluation

     GroupMAC retained an outside consulting firm to evaluate more thoroughly the extent of the problem and to assist us with cost estimates and in preparing an action plan to address the issues in a timely manner. This phase began in early July 1998 and included all companies from the initial system survey and those acquired through the first quarter of 1999. The evaluation phase has been completed at a cost of approximately $115,000. Additionally, GroupMAC has engaged an outside consulting firm to evaluate and estimate the impact of Year 2000 problems on potential future acquisitions as part of the due diligence process. These evaluations have been performed for all acquisitions to date and are included in the above cost estimates.

     Upgrading and Testing

     During the evaluation phase, we determined that most systems in use by GroupMAC could be upgraded to eliminate Year 2000 problems. We estimate that the cost of bringing the evaluated systems into compliance is between $140,000 and $195,000. The estimate includes between $110,000 and $160,000 for software upgrades and between $30,000 and $35,000 for implementation and testing. These costs are expected to be incurred during the first three quarters of 1999. GroupMAC will expense substantially all of these costs and will fund them through cash flow from operations.

     Management has implemented tracking mechanisms to ensure upgrades are completed in a timely manner. Since each individual company has different systems in use today, the implementation schedule varies for each company and the Year 2000 plan will be modified as events warrant. All upgrading and testing is scheduled to be completed by September 1999. It is not anticipated that management involvement or the use of capital resources in solving Year 2000 problems will have a substantial impact on other information technology projects.

     Independent of its Year 2000 activities discussed in the previous paragraph, GroupMAC continues to develop a common information system throughout the organization for its overall information needs that will be free of any Year 2000 limitations. While GroupMAC as a whole is not dependent on the implementation of the common system to remedy its Year 2000 problem, one of the acquired businesses requires a completely new system to solve its Year 2000 issues. This company (with annual revenues of approximately $8.0 million) is expected to be one of the first to be implemented on the common system platform discussed herein.

GroupMAC expects to implement the common information system at the affected company during the third quarter of 1999. General rollout of the common information system will follow promptly thereafter.

     We are evaluating the effect of the Year 2000 problem on our most significant customers and suppliers, and thus indirectly on GroupMAC. This evaluation includes an ongoing process of contacting customers and suppliers whose systems have, or may have, an effect on the way GroupMAC conducts business. We are attempting to inventory and assess the Year 2000 readiness and compatibility of our material customers and suppliers through the completion of survey questionnaires. GroupMAC is currently reviewing survey questionnaires received to date and we expect to complete the analysis of our customers' and suppliers' systems by September 1999. GroupMAC does not have control of these suppliers and customers. While we will work diligently to coordinate with our suppliers and customers, there can be no assurance they will complete their efforts prior to January 1, 2000. There are no individual customers who will have a material impact on our revenues should they fail to complete their Year 2000 efforts. Additionally, GroupMAC has alternative vendors that can be relied on should a current vendor fail in its Year 2000 preparations.

     Embedded Technology. GroupMAC has focused its assessments to date on its information technology systems. These assessments indicate that, due to the nature of our operations, the non-information technology systems (i.e. embedded technology such as microcontrollers) do not represent a significant area of risk relative to Year 2000 readiness. GroupMAC's operations do not include capital intensive equipment with embedded microcontrollers.

     Risks. While GroupMAC does not anticipate any difficulties achieving the upgrading and testing schedule described above, there is a risk that one or more of our companies will not meet the current schedule. If this occurs, the affected company may have to install a system similar to that being utilized at one of the other operating companies until the problem is remedied. Management believes that, if necessary, this could be accomplished without meaningful business interruption and/or significant cost to GroupMAC. Also, there is an unlikely scenario where any of our larger national suppliers would have Year 2000 related constraints causing GroupMAC to shift product orders to other readily available suppliers.

     Contingency Plan. GroupMAC has not implemented a Year 2000 contingency plan. As explained above, we have initiated action to identify and resolve Year 2000 problems. GroupMAC intends to develop and implement a contingency plan in the event that our present course of action to solve the Year 2000 problem should fall behind schedule.

     Summary. The following table summarizes the status and historical/estimated completion dates of the various stages of GroupMAC's Year 2000 plan:

                                                                             HISTORICAL
                                                                            OR ESTIMATED
PHASE OF PROJECT                                              STATUS       COMPLETION DATE
----------------                                              ------       ---------------
Initial System Survey....................................  Complete        February 1999
Evaluation...............................................  Complete        February 1999
Upgrade & Testing........................................  In Process      September 1999
Customer/Supplier Evaluation.............................  In Process      September 1999
Contingency Plan.........................................  If Necessary    November 1999

SEASONALITY AND CYCLICALITY

     The HVAC industry is subject to seasonal variations. Specifically, the demand for new installations is generally lower during the winter months due to reduced construction activities during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third quarters. Accordingly, GroupMAC expects its revenues and operating results generally will be lower in the first and, to a lesser degree, fourth quarters. Historically, the construction industry has been highly cyclical. As a result, our volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

     A substantial portion of our business involves installation of mechanical and electrical systems in newly constructed residences and commercial/industrial facilities. Our revenues from new installation services in the residential market is dependent upon the level of housing starts in the areas in which we operate. The housing industry is cyclical, and our revenues from residential new installation will be affected by the factors that affect the housing industry. These factors include changes in employment and income levels, the availability and cost of financing for new home buyers and general economic conditions. The level of new commercial/industrial installation services is also affected by changes in economic conditions and interest rates. General downturns in housing starts or new commercial/industrial construction in the areas in which we operate could have a material adverse effect on our business, including its financial condition and results of operations.

INFLATION

     Inflation did not have a significant effect on the results of operations for the year ended December 31, 1998, the ten months ended December 31, 1997 or the year ended February 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During November and December 1997, GroupMAC completed the IPO involving the sale of 8.3 million shares of common stock at a price to the public of $14.00 per share. The net proceeds from the IPO (after deducting underwriting discounts and commissions and offering expenses) were approximately $103.6 million. Of this amount, $29.8 million was used to pay the cash portion of the closing consideration relating to the acquisitions of 14 businesses, $42.6 million to repay corporate indebtedness and debt assumed in connection with the Founding Companies, $19.3 million to retire all of the then outstanding preferred stock and $11.9 million for general corporate purposes including working capital and final consideration settlements related to previous acquisitions.

     Historically, GroupMAC has financed its operations and growth with internally generated working capital and borrowings from commercial banks or other lenders. These borrowings are generally secured by the accounts receivable and inventory of GroupMAC.

     On December 11, 1997, GroupMAC entered into a three year agreement with Texas Commerce Bank National Association (now Chase Bank of Texas, National Association), as Agent, and four other banks to provide a revolving credit facility (the "Credit Agreement") with an initial borrowing capacity of up to $75 million. On June 12, 1998, we amended and restated the Credit Agreement to increase our borrowing capacity from $75 million to $125 million. On October 15, 1998, GroupMAC amended and restated the Credit Agreement to increase our borrowing capacity from $125 million to $230 million. Debt under the Credit Agreement bears interest at variable rates. Under the Credit Agreement, GroupMAC is required to maintain (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma earnings before interest, taxes, depreciation and amortization; (4) a maximum amount of total indebtedness to EBITDA; (5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement) and (6) a maximum amount of Capital Expenditures in relation to Consolidated Net Worth. At December 31, 1998, we were in compliance with those covenants. The Credit Agreement matures on October 13, 2001. To date, neither the terms of the Credit Agreement and the indenture pursuant to which the Notes referred to below were issued, nor the debt represented thereby, have materially restricted our ability to finance future operations or capital needs or to respond to changes in our business or competitive activity.

     In January 1999, GroupMAC completed a private placement offering (the "Offering") of $130 million of unsecured senior subordinated notes (the "Notes") bearing interest at 9.75% and maturing in January 2009. The net proceeds of the Offering were used to repay indebtedness incurred under the Credit Agreement.

     Under a registration rights agreement executed as part of the Offering, the Company will file a registration statement within 90 days after the issue date of the Notes enabling holders of the Notes to exchange the privately placed Notes for publicly registered notes with identical terms. The Company is required to use all reasonable efforts to cause the registration statement to become effective within 150 days after the issue date of the Notes and to consummate the exchange offer within 180 days after the issue date of the Notes. If the Company cannot effect an exchange offer within the time periods listed above and in other certain circumstances, management will use all reasonable efforts to file a shelf registration statement for the resale of the Notes. If the Company is unable to comply with these obligations under the registration rights agreement, the interest rate on the Notes will increase under certain circumstances.

     The Notes are guaranteed by all of the Company's current and future U.S. subsidiaries other than "Unrestricted Subsidiaries" (as defined in the indenture governing the Notes). As of the closing of the Offering, there are no "Unrestricted Subsidiaries." These guarantees are full, unconditional and joint and several.

     The Company entered into an agreement to lock in the ten year U.S. Treasury rate used to price the offering of the Notes. The Company locked in $100 million at 5.5212%, which management believes is an attractive long-term base rate. This agreement expired on January 31, 1999, and was settled on that date based upon the ten year Treasury yield of 4.648%, resulting in an additional pre-tax financing cost of approximately $6.9 million. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 80, Accounting for Futures Contracts, this agreement qualifies as a hedge and was recognized as deferred financing costs.

     The Company's largest need for capital in the past has been to fund acquisitions. Historically, the Company has generally paid for its acquisitions with cash and common stock in approximately equal amounts. The Company intends to continue to use its common stock as a component of the consideration that it pays for businesses to be acquired as long as the acquisition is immediately accretive to its earnings. As the price of the Company's common stock has declined, the Company has reduced the price it is willing to pay for acquisitions and in some cases anticipates increasing the cash component of the purchase price. If the price of the Company's common stock continues at its present level or declines further, then the Company believes that the number of companies willing to be acquired at an accretive price may be reduced, which could adversely impact the growth of the Company. Furthermore, if the Company pays a greater proportion of the consideration of future acquisitions in cash, then it will exhaust its available credit faster than would otherwise be the case and would increase its ratio of debt to total capitalization.

     GroupMAC's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the year ended December 31, 1998 and the ten months ended December 31, 1997, capital expenditures aggregated $9.3 million and $2.0 million, respectively. GroupMAC anticipates that its cash flow from operations and existing credit facilities will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

     For the year ended December 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997, we generated $0.9 million, $4.4 million and $3.7 million in cash from operating activities, respectively. For the year ended December 31, 1998, net income, depreciation, amortization, deferred taxes and non-cash compensation generated $43.5 million and changes in asset and liability accounts utilized a net $42.6 million. For the ten months ended December 31, 1997, net loss, depreciation, amortization, deferred taxes and non-cash compensation generated $7.5 million and changes in asset and liability accounts utilized a net $3.1 million. For the year ended February 28, 1997, net income, depreciation, amortization and deferred taxes generated $4.9 million, and changes in asset and liability accounts utilized a net $1.2 million.

     For the year ended December 31, 1998, GroupMAC used $189.2 million in investing activities. These activities principally consisted of $178.5 million for acquisitions and $9.3 million for capital expenditures. For the ten months ended December 31, 1997, we used $37.9 million in investing activities. These activities principally consisted of $35.8 million for acquisitions and $2.0 million for capital expenditures. The cash impact of investing activities for the year ended February 28, 1997 was not significant.

     For the year ended December 31, 1998, GroupMAC generated $165.0 million in cash from its financing activities. These activities principally consisted of proceeds from long-term debt of $884.5 million and payments of long-term debt of $719.5 million. For the ten months ended December 31, 1997, GroupMAC generated $54.9 million in cash from its financing activities. These activities principally consisted of issuance of common stock for $109.7 million and proceeds from long-term debt of $32.5 million less distributions to shareholders of $20.4 million, payments of long-term debt of $47.7 million and retirement of preferred stock of $19.3 million. The cash impact of financing activities for the year ended February 28, 1997 was not significant.

     Since the IPO, GroupMAC registered fourteen million shares of common stock under the Securities Act of 1933, as amended, for its use in connection with future acquisitions. After their issuance, those registered shares generally are freely tradable by persons not affiliated with GroupMAC unless we contractually restrict the resale, which we generally do. Substantially all of the shares of common stock issued in connection with the acquisition of the Founding Companies were not registered under the Securities Act and were also subject to contractual restrictions on transfer. However, the holders of these shares are permitted to transfer a limited amount of these shares during 1999.

     During the first quarter of 1999, GroupMAC completed the acquisition of three commercial/industrial platform companies that will be accounted for as purchases. The combined annual revenues of these acquired companies were approximately $165.5 million. Total consideration paid included cash payments of $35.6 million, $1.6 million of junior subordinated notes, 2.1 million shares of common stock and total debt assumed of $13.8 million. GroupMAC financed the cash portion of the purchase price using; (1) cash borrowed under the Credit Agreement and (2) internally generated funds. As of March 26, 1999, the funds available through the Credit Agreement totaled $73.5 million, subject to the maintenance of financial ratios and covenants.

     GroupMAC intends to aggressively pursue acquisition opportunities. Management believes that funds provided by operations, together with funds available under the Credit Agreement and other sources, will be adequate to meet our anticipated requirements for acquisitions. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively in fiscal 1999. The impact of this new standard is not expected to have a significant effect on our financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective in fiscal 1999. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. The adoption of this new standard will not have a significant effect on GroupMAC's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. Under present operations, this statement will have no impact on our financial position or results of operations.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     This document includes forward-looking statements. Forward-looking statements can be identified by the use of future tense or other forward-looking terms such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue," "should," "strategy," or "position," or the negatives of those terms or other variations on them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. The Company has based these forward-looking statements on management's current expectations and projections about future events. Although the Company believes that its expectations and projections are based on reasonable assumptions, it can give no assurance that its goals will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company including among other things:

     - the Company's reliance on acquisitions for growth,

     - its plan to use common stock as consideration for future acquisitions, and the effect of a decline in the stock price on that plan,

     - the Company's ability to integrate acquired businesses,

     - the reliance on commercial and residential new construction industries,

     - anticipated trends and conditions in the Company's industry, including future consolidation,

     - the effect of moderate weather patterns on the demand for the Company's services, and

     - the Company's ability to compete in local markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The table below provides information about GroupMAC's market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                                                                        FAIR VALUE
                                                                                                      AT DECEMBER 31,
                         1999       2000       2001       2002       2003     THEREAFTER    TOTAL          1998
                       --------   --------   --------   --------   --------   ----------   --------   ---------------
Fixed rate debt......  $ 12,959   $     --   $     --   $     --   $ 16,000      $--       $ 28,959      $ 28,959
  Average rate.......      7.12%        --         --         --       6.00%      --           6.50%
Credit Agreement.....  $     --   $     --   $195,000   $     --   $     --      $--       $195,000      $195,000
  Average rate.......        --         --         (a)        --         --       --             (a)

---------------

(a) The Credit Agreement borrowings bear interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA (with all capitalized terms as defined in the Credit Agreement). The Eurodollar Rate is the rate defined in the Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA. At December 31, 1998, the weighted average interest rate in effect for the Credit Agreement borrowings was 7.075%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES
Independent Auditors' Report................................   26
Consolidated Balance Sheets.................................   27
Consolidated Statements of Operations.......................   28
Consolidated Statements of Shareholders' Equity.............   29
Consolidated Statements of Cash Flows.......................   30
Notes to Consolidated Financial Statements..................   31
SEPARATE FINANCIAL STATEMENTS OF GROUP MAINTENANCE AMERICA
  CORP. FROM INCEPTION THROUGH DATE OF REVERSE ACQUISITION
Independent Auditors' Report................................   47
Balance Sheets..............................................   48
Statements of Operations....................................   49
Statements of Shareholders' Equity(Deficit).................   50
Statements of Cash Flows....................................   51
Notes to Financial Statements...............................   52

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Group Maintenance America Corp.:

     We have audited the accompanying consolidated balance sheets of Group Maintenance America Corp. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group Maintenance America Corp. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997, in conformity with generally accepted accounting principles.

KPMG LLP

Houston, Texas
February 23, 1999

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Current Assets:
  Cash and cash equivalents.................................  $  2,371   $ 25,681
  Accounts receivable, net of allowance for doubtful
     accounts of $5,355 and $1,825, respectively............   187,251     45,516
  Inventories...............................................    17,843      8,834
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    26,533      3,116
  Prepaid expenses and other current assets.................     6,134      1,013
  Deferred tax assets.......................................     7,579      1,647
  Refundable income taxes...................................     3,341         --
                                                              --------   --------
          Total current assets..............................   251,052     85,807
Property and Equipment, net.................................    39,192     11,312
Goodwill, net of accumulated amortization of $6,593 and
  $633, respectively........................................   398,714     84,533
Deferred Tax Assets.........................................        --      4,739
Refundable Income Taxes.....................................        --      4,529
Other Long-Term Assets......................................    12,123      1,767
                                                              --------   --------
          Total assets......................................  $701,081   $192,687
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current maturities of long-term
     debt...................................................  $ 12,959   $  2,769
  Accounts payable and accrued expenses.....................    99,205     28,519
  Due to related parties....................................    14,961      3,358
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    27,830      4,737
  Deferred service contract revenue.........................     4,429      3,305
  Income taxes payable......................................     2,028         31
  Other current liabilities.................................     3,199      2,610
                                                              --------   --------
          Total current liabilities.........................   164,611     45,329
Revolving Credit Facility...................................   195,000        169
Junior Subordinated Notes...................................    16,000         --
Deferred Tax Liabilities....................................       733         --
Due to Related Parties......................................        --      9,745
Other Long-Term Liabilities.................................     8,808        791

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $1.00 par value; 50,000 shares
     authorized; none issued and outstanding................        --         --
  Common stock, $0.001 par value; 100,000 shares authorized;
     33,154 and 20,629 shares issued and outstanding,
     respectively...........................................        33         21
  Additional paid-in capital................................   322,478    169,143
  Retained deficit..........................................    (6,582)   (32,511)
                                                              --------   --------
          Total shareholders' equity........................   315,929    136,653
                                                              --------   --------
          Total liabilities and shareholders' equity........  $701,081   $192,687
                                                              ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          TEN MONTHS
                                                           YEAR ENDED       ENDED        YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                              1998           1997           1997
                                                          ------------   ------------   ------------
Revenues................................................    $761,541       $138,479       $81,880
Cost of Services........................................     585,396        101,762        58,506
                                                            --------       --------       -------
     Gross Profit.......................................     176,145         36,717        23,374
Selling, General and Administrative Expenses............     117,951         28,643        19,811
Amortization of Goodwill................................       5,960            633            --
Compensation Expense From Reverse Acquisition and
  Issuance of Management Shares and Stock Options.......         168          7,219            --
                                                            --------       --------       -------
     Income from operations.............................      52,066            222         3,563
Other Income (Expense):
  Interest expense......................................      (6,595)        (1,542)          (82)
  Interest income.......................................         407            398           171
  Other.................................................         377            112           256
                                                            --------       --------       -------
          Income (loss) before income tax provision.....      46,255           (810)        3,908
Income Tax Provision....................................      20,326          2,832         1,572
                                                            --------       --------       -------
Net Income (Loss).......................................    $ 25,929       $ (3,642)      $ 2,336
                                                            ========       ========       =======
Basic Earnings (Loss) Per Share:
  Earnings (Loss) Per Share.............................    $   0.94       $  (0.34)      $  0.45
                                                            ========       ========       =======
  Weighted Average Shares Outstanding...................      27,544         10,800         5,172
                                                            ========       ========       =======
Diluted Earnings (Loss) Per Share:
  Earnings (Loss) Per Share.............................    $   0.93       $  (0.34)      $  0.45
                                                            ========       ========       =======
  Weighted Average Shares Outstanding...................      27,948         10,800         5,172
                                                            ========       ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK     ADDITIONAL   RETAINED                                   TOTAL
                                          ---------------    PAID-IN     EARNINGS    TREASURY   SUBSCRIPTIONS   SHAREHOLDERS'
                                          SHARES   AMOUNT    CAPITAL     (DEFICIT)    STOCK      RECEIVABLE         EQUITY
                                          ------   ------   ----------   ---------   --------   -------------   --------------
BALANCE, February 29, 1996..............  5,692     $ 6      $  2,701    $  3,667    $    --       $    --         $  6,374
  Purchases of stock....................     --      --            --          --     (2,112)           --           (2,112)
  Repurchase of warrants................     --      --            --        (600)        --            --             (600)
  Cancellation of treasury stock........  (1,040)    (1)          (55)     (2,056)     2,112            --               --
  Distributions to shareholders.........     --      --            --          (7)        --            --               (7)
  Net income............................     --      --            --       2,336         --            --            2,336
                                          ------    ---      --------    --------    -------       -------         --------
BALANCE, February 28, 1997..............  4,652       5         2,646       3,340         --            --            5,991
  Purchases of acquired companies.......  5,612       6        58,781          --         --        (6,153)          52,634
  Public offering, net of offering
    costs...............................  8,340       8       103,543          --         --            --          103,551
  Compensation expense from issuance of
    management shares and stock
    options.............................      5      --           241          --         --            --              241
  Preferred stock issued to Airtron
    shareholders in reverse
    acquisition.........................     --      --            --     (14,873)        --            --          (14,873)
  Distribution to Airtron shareholders
    in reverse acquisition..............     --      --            --     (17,336)        --            --          (17,336)
  Shares issued under subscription
    agreement...........................  2,000       2            --          --         --         6,153            6,155
  Exercise of stock options.............     20      --            61          --         --            --               61
  Common stock to be issued in
    acquisitions........................     --      --         3,871          --         --            --            3,871
  Net loss..............................     --      --            --      (3,642)        --            --           (3,642)
                                          ------    ---      --------    --------    -------       -------         --------
BALANCE, December 31, 1997..............  20,629     21       169,143     (32,511)        --            --          136,653
  Purchases of acquired companies.......  12,455     12       148,762          --         --            --          148,774
  Debenture conversion..................     68      --           820          --         --            --              820
  Compensation expense from issuance of
    management shares and stock
    options.............................     --      --           168          --         --            --              168
  Exercise of stock options.............      2      --            10          --         --            --               10
  Common stock to be issued in
    acquisitions........................     --      --         3,575          --         --            --            3,575
  Net income............................     --      --            --      25,929         --            --           25,929
                                          ------    ---      --------    --------    -------       -------         --------
BALANCE, December 31, 1998..............  33,154    $33      $322,478    $ (6,582)   $    --       $    --         $315,929
                                          ======    ===      ========    ========    =======       =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          TEN MONTHS
                                                           YEAR ENDED       ENDED        YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                              1998           1997           1997
                                                          ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net income (loss).....................................   $  25,929       $ (3,642)      $ 2,336
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................      13,863          1,413           208
     Gain from sale of property and equipment...........         (26)           (32)         (224)
     Deferred income taxes..............................       3,499          2,482         2,336
     Non-cash compensation expense......................         168          7,219            --
     Changes in operating assets and liabilities, net of
       effect of acquisitions accounted for as
       purchases:
       (Increase) decrease in --
          Accounts receivable...........................     (27,316)        (2,849)         (402)
          Inventories...................................      (1,718)          (656)          332
          Costs and estimated earnings in excess of
            billings on uncompleted contracts...........      (6,950)           503            23
          Prepaid expenses and other current assets.....      (3,404)            46            (8)
          Refundable income taxes.......................       1,319          1,665        (3,235)
          Other long-term assets........................        (780)          (299)           --
       Increase (decrease) in --
          Accounts payable..............................       3,614           (918)          (77)
          Accrued expenses..............................      (2,918)        (4,598)        2,534
          Due to related parties........................      (5,469)          (732)           --
          Billings in excess of costs and estimated
            earnings on uncompleted contracts...........       3,885          1,572           (86)
          Deferred service contract revenue.............        (502)            94             6
          Income taxes payable..........................         519          1,586          (296)
          Other current liabilities.....................      (2,282)         1,442            --
          Compensation and benefits payable.............          --             (8)          255
          Other long-term liabilities...................        (580)           120            --
                                                           ---------       --------       -------
            Net cash provided by operating activities...         851          4,408         3,702
                                                           ---------       --------       -------
Cash Flows From Investing Activities:
  Cash paid for acquisitions, net of cash acquired of
     $13,176 and $5,263, respectively...................    (178,542)       (35,767)           --
  Deferred acquisition costs............................      (1,573)          (246)           --
  Purchases of property and equipment...................      (9,292)        (2,017)         (182)
  Proceeds from sale of property and equipment..........         199             83           296
  Proceeds from note receivable.........................          --             --           156
                                                           ---------       --------       -------
            Net cash provided by (used in) investing
               activities...............................    (189,208)       (37,947)          270
                                                           ---------       --------       -------
Cash Flows From Financing Activities:
  Purchase of common stock..............................          --             --          (787)
  Retirement of preferred stock.........................          --        (19,277)           --
  Repurchase of warrants................................          --             --          (539)
  Proceeds from long-term debt..........................     884,515         32,500            --
  Payments of long-term debt............................    (719,478)       (47,742)          (35)
  Payments of other long-term obligations...............          --             --           (39)
  Issuance of common stock..............................          --        109,706            --
  Exercise of stock options.............................          10             61            --
  Distributions to shareholders prior to initial public
     offering...........................................          --        (20,367)           (7)
                                                           ---------       --------       -------
            Net cash provided by (used in) financing
               activities...............................     165,047         54,881        (1,407)
                                                           ---------       --------       -------
Net Increase (Decrease) In Cash and Cash Equivalents....     (23,310)        21,342         2,565
Cash and Cash Equivalents, beginning of period..........      25,681          4,339         1,774
                                                           ---------       --------       -------
Cash and Cash Equivalents, end of period................   $   2,371       $ 25,681       $ 4,339
                                                           =========       ========       =======
Supplemental Disclosures of Cash Flow Information:
  Interest Paid.........................................   $   5,163       $  1,470       $    --
  Income Taxes Paid.....................................   $  16,869       $     --       $ 2,586

  The accompanying notes are an integral part of these consolidated financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND ORGANIZATION

     Group Maintenance America Corp. ("GroupMAC") was incorporated as a Texas corporation to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets.

     Effective April 30, 1997, GroupMAC entered into an Agreement and Plan of Exchange (the "Airtron Agreement") with Airtron, Inc. ("Airtron") and certain of its shareholders, pursuant to which $20.4 million in cash, 14.9 million shares of GroupMAC preferred stock and 4.7 million shares of GroupMAC common stock were issued to shareholders of Airtron in exchange for all of the then outstanding shares of Airtron. Although for legal purposes Airtron was acquired by GroupMAC, for accounting purposes the transaction was accounted for as a reverse acquisition, as if Airtron acquired GroupMAC, due to the fact that the former shareholders of Airtron then owned a majority of GroupMAC common stock. In connection with the purchase of GroupMAC, the consideration paid to the shareholders of GroupMAC was recorded as non-recurring compensation expense of $7.0 million in the accompanying consolidated statements of operations for the ten months ended December 31, 1997. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of Airtron. The consolidated statements of shareholders' equity have been converted from Airtron's capital structure to GroupMAC's capital structure to reflect the exchange of shares pursuant to the Airtron Agreement. The cash and redeemable preferred stock paid to the Airtron shareholders, net of existing liabilities to former shareholders, have been treated as a distribution to the Airtron shareholders. The consolidated group of companies are collectively referred to herein as GroupMAC and Subsidiaries or the "Company." All significant intercompany balances have been eliminated. Concurrent with the initial public offering of GroupMAC's common stock (the "IPO"), the Company changed its fiscal year end from February 28 to December 31.

     Airtron was incorporated in 1970 as a Delaware corporation. Airtron installs and services brand name heating and air conditioning equipment for residential and commercial customers located in Ohio, Indiana, Kansas, Kentucky, Florida and Texas.

     In June and July 1997, the Company acquired, in separate transactions, 10 additional companies through a combination of cash, preferred stock, common stock and warrants to purchase shares of common stock. During the fourth quarter of 1997, the Company acquired, concurrently with the IPO, 13 additional companies through a combination of cash and common stock. During 1998, the Company acquired, in separate transactions, 39 additional businesses through a combination of cash, notes payable, junior subordinated debt, common stock, options to purchase common stock and warrants to purchase common stock. The Company accounted for these acquisitions as purchase business combinations, with the results of operations included in the Company's consolidated financial statements from the effective date of acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     Revenues from work orders are recognized as services are performed. Revenues from service and maintenance contracts are recognized over the life of contracts. Revenues from construction contracts are recognized on a percentage of completion basis using the cost-to-cost method. Provisions for estimated losses

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

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

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

  Goodwill

     Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over a period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill. The Company will reassess the recoverability of goodwill if estimated future operating cash flows are not achieved.

  Deferred Financing Costs

     Deferred financing costs related to the Company's revolving credit agreement and senior subordinated note offering completed subsequent to December 31, 1998 (see Note 7) are included in other noncurrent assets and amortized to interest expense over the scheduled maturity of the debt.

  Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of GroupMAC's common stock at the date of the grant over the amount an employee must pay to acquire the common stock.

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

  Earnings Per Share

     Weighted average shares outstanding for each of the periods presented were as follows (in thousands):

                                                                   TEN MONTHS
                                                    YEAR ENDED       ENDED        YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                       1998           1997           1997
                                                   ------------   ------------   ------------
Shares issued in the acquisition of Airtron......      4,652          4,652         5,172
Shares issued, excluding acquisitions and the
  IPO............................................      3,637          3,628            --
Shares issued for 1997 acquisitions..............      4,733          1,259            --
Shares issued for 1998 acquisitions..............      6,182             --            --
Shares issued in the IPO.........................      8,340          1,261            --
                                                      ------         ------         -----
  Weighted average shares outstanding -- Basic...     27,544         10,800         5,172
                                                      ------         ------         -----
Incremental effect of options and warrants
  outstanding....................................        404             --            --
                                                      ------         ------         -----
  Weighted average shares
     outstanding -- Diluted......................     27,948         10,800         5,172
                                                      ======         ======         =====

     Basic earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive common shares.

     Because the Company reported a net loss for the ten months ended December 31, 1997, the potentially dilutive common shares (including warrants and stock options discussed in Note 9) had an anti-dilutive effect on earnings per share. As of December 31, 1998, options to purchase 0.4 million shares of common stock and warrants to purchase 1.3 million shares of common stock were not included in the calculation of diluted earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares.

  Reclassifications

     Certain amounts recorded in the year ended February 28, 1997 and the ten months ended December 31, 1997 have been reclassified to conform with the current year presentation.

3. BUSINESS COMBINATIONS

     During 1997, the Company acquired 23 companies for approximately $44.2 million in cash, 4.5 million shares of common stock, 4.4 million shares of redeemable preferred stock (which were retired in connection

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES with the IPO), options to acquire 0.1 million shares of common stock and warrants to purchase 0.5 million shares of common stock. Of the total recorded consideration, approximately $3.2 million of cash and 0.5 million shares of common stock were due to former owners at December 31, 1997. During 1998, a reduction of approximately $1.0 million in cash and 0.1 million shares of common stock was recorded to reflect final settlements on certain 1997 acquisitions. In addition, payments of approximately $1.9 million in cash and 0.4 million shares of common stock were made to former shareholders on certain 1997 acquisitions.

     During 1998, the Company completed the acquisition of 39 platform and five tuck-in companies for approximately $194.8 million in cash, $4.0 million of notes payable, $16.0 million of junior subordinated debt, 12.1 million shares of common stock, options to purchase 0.3 million shares of common stock and warrants to purchase 0.8 million shares of common stock. Of the total consideration, approximately $7.2 million of cash was due to former owners at December 31, 1998.

     In conjunction with the above mentioned acquisitions, the Company assumed $26.2 million and $16.1 million of debt for acquisitions completed in 1998 and 1997, respectively.

     For the above mentioned acquisitions, the common stock, options and warrants were valued at estimated fair value at the time of the respective acquisition and the preferred stock was valued at its redemption value of $1 per share. For certain 1998 acquisitions, allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information becomes available. Such additional information includes appraisals on property, contingent liabilities of the acquired business, and working capital settlements related to the acquisition consideration and the net assets acquired. However, the Company does not expect any significant adjustments to the purchase price allocations or amount of goodwill at December 31, 1998.

     Several former owners of businesses acquired by the Company have the ability to receive additional amounts of purchase price, payable in cash and common stock contingent upon the occurrence of future events. The Company records such contingent consideration as additional purchase price when earned. During 1997, approximately $0.3 million in cash and 22,500 shares of common stock were earned and due to former owners related to these contingent payments. These amounts were paid in 1998. During 1998, approximately $5.2 million of cash and 0.3 million shares of common stock were earned related to these contingent payments, of which approximately $3.3 million of cash and 0.3 million shares of common stock were due to former owners as of December 31, 1998. Additional cash and common stock may become payable in 1999 through 2001 contingent upon future events.

     The unaudited pro forma data presented below consists of the combined income statement data for GroupMAC and its subsidiaries as if the acquisitions were effective on the first day of the period being reported (in thousands, except for per share amounts).

                                                              PRO FORMA DATA (UNAUDITED)
                                                              ---------------------------
                                                                  TWELVE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              -------------   -----------
Revenues....................................................   $1,076,419      $978,480
Net income..................................................   $   33,201      $ 27,372
Net income per share:
  Basic.....................................................   $     0.99      $   0.82
  Diluted...................................................   $     0.98      $   0.81

     Pro forma adjustments reflected in the amounts above include compensation differentials, adjustment for goodwill amortization over a period of 40 years, elimination of historical interest income and historical interest expense on long-term debt which was repaid with the proceeds of the IPO or otherwise retired, additional

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES interest expense on funds borrowed for certain 1998 acquisitions, and adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding for the periods presented.

4. DETAIL OF ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------     -------
Accounts payable, trade.....................................  $59,067     $13,804
Accrued payroll costs and benefits..........................   29,736      11,167
Warranties..................................................    2,502       1,297
Other accrued expenses......................................    7,900       2,251
                                                              -------     -------
                                                              $99,205     $28,519
                                                              =======     =======

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     The summary of the status of uncompleted contracts is as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Costs incurred..............................................  $ 618,547   $  85,101
Estimated earnings recognized...............................    129,912      27,268
                                                              ---------   ---------
                                                                748,459     112,369
Less billings on contracts..................................   (749,756)   (113,990)
                                                              ---------   ---------
                                                              $  (1,297)  $  (1,621)
                                                              =========   =========

     These costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------     -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $ 26,533     $ 3,116
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (27,830)     (4,737)
                                                              --------     -------
                                                              $ (1,297)    $(1,621)
                                                              ========     =======

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

     The principal categories and estimated useful lives of property and equipment were as follows (in thousands):

                                                                          DECEMBER 31,
                                                    ESTIMATED USEFUL   ------------------
                                                         LIVES           1998      1997
                                                    ----------------   --------   -------
Land..............................................       --            $  1,144   $   218
Buildings and improvements........................   20-30 years          6,128       677
Service and other vehicles........................    4-7 years          17,643     5,385
Machinery and equipment...........................   5-10 years           9,491     2,873
Office equipment, furniture and fixtures..........   5-10 years          10,842     3,761
Leasehold improvements............................       --               4,334     1,220
                                                                       --------   -------
                                                                         49,582    14,134
Less accumulated depreciation.....................                      (10,390)   (2,822)
                                                                       --------   -------
                                                                       $ 39,192   $11,312
                                                                       ========   =======

7. SHORT- AND LONG-TERM DEBT

     Short- and long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Bank revolving credit agreement (7.1% at December 31,
  1998).....................................................  $195,000   $    --
Junior subordinated notes payable to former shareholders of
  an acquired business at 6%, due November 2003.............    16,000        --
Notes payable to former shareholders of acquired businesses
  at 6%, due January 1999 and May 1998, respectively........     4,399     2,466
Note payable to a bank at 8%, due January 1999..............     8,000        --
Equipment installment loans payable to banks and other
  lenders, interest varying from 2.9% to 10%, secured by
  certain equipment, due in monthly and quarterly
  installments..............................................       495       228
Other notes payable to former shareholders at interest rates
  ranging from 4.8% to 8.25%, due in monthly installments...        65       244
                                                              --------   -------
          Total short- and long-term debt...................   223,959     2,938
Less short-term borrowings and current maturities...........   (12,959)   (2,769)
                                                              --------   -------
                                                              $211,000   $   169
                                                              ========   =======

     On May 2, 1997, the Company entered into a credit agreement (the "Original Credit Agreement") with a total commitment of $35 million. The Original Credit Agreement consisted of three portions: (i) a revolving credit agreement providing up to $3 million for use as working capital, (ii) a $12 million advancing acquisition line of credit to finance acquisitions, and (iii) a $20 million term loan to finance the acquisition of Airtron. Borrowings under the Original Credit Agreement totaled $32.5 million to fund the cash portion of the purchase prices related to Airtron and the businesses acquired in June and July 1997. The Original Credit Agreement was repaid from the proceeds of the IPO and terminated in December 1997.

     On December 11, 1997, the Company entered into a three-year revolving credit agreement with an initial borrowing capacity of $75 million. On June 12, 1998, the Company amended and restated this facility (the "Credit Agreement") to increase its borrowing capacity from $75 million to $125 million. On October 15, 1998, the Company amended and restated the Credit Agreement to increase its borrowing capacity from

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

$125 million to $230 million. Borrowings under the Credit Agreement are guaranteed by the Company's domestic subsidiaries, including future domestic subsidiaries. The obligations of the Company under the Credit Agreement and the obligations under the guarantees are secured by a first priority lien on the accounts receivable and inventory of the domestic subsidiaries, and by a pledge of stock of its domestic subsidiaries.

     Borrowings under the Credit Agreement bear interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA (with all capitalized terms as defined in the Credit Agreement). The Eurodollar Rate is the rate defined in the Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA. The Company is subject to commitment fees payable quarterly in arrears and administration fees payable annually to the Agent until such time as the Credit Agreement is terminated. The commitment fees range from 0.25% to 0.375% per annum with respect to the unused commitments under the Credit Agreement depending on the ratio of indebtedness for borrowed money to EBITDA. In addition, the Company paid various underwriting and arrangement fees and closing costs associated with the origination and syndication of the Credit Agreement. The unamortized portion of these expenses is included as deferred financing costs in the accompanying consolidated balance sheets and amounted to approximately $2.4 million and $0.7 million at December 31, 1998 and 1997, respectively.

     Under the Credit Agreement, the Company is required to maintain certain financial covenants and tests, including: (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma earnings before interest, taxes, depreciation and amortization; (4) a maximum ratio of total indebtedness to EBITDA; (5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement) and (6) a maximum amount of Capital Expenditures in relation to Consolidated Net Worth. The Credit Agreement places limitations upon the amount of letters of credit which may be drawn, investments which may be permitted, and liens which may be granted to secure other debt. The Company may not pay any dividends or redeem, retire or guarantee the value of shares of any class of stock in the Company without prior approval from the lending banks, other than the purchase of outstanding shares of the Company's stock within defined limits. At December 31, 1998, the Company was in compliance with these covenants. The Credit Agreement matures on October 13, 2001.

     In connection with the acquisition of Trinity Contractors, Inc. ("Trinity"), the Company paid cash and issued $16.0 million of subordinated notes (the "Trinity Notes"), common stock and warrants to purchase common stock (the "Trinity Warrants"). Unless prepaid in whole or part at any time by the Company, the balance of the Trinity Notes was due in November 2003. Holders of the Trinity Notes have a one-time option to require the Company to repurchase the Trinity Notes (the "Put Option") in the event the Company issues $50,000,000 or more in principal amount of debt that is either (1) registered under the Securities Act and sold to the public or (2) sold to qualified institutional buyers. Subsequent to December 31, 1998 and in connection with the private placement offering discussed below, the Put Option was exercised by substantially all the holders of the Trinity Notes, such notes were repaid by the Company and the related Trinity Warrants were surrendered.

     The aggregate maturities of debt as of December 31, 1998 are as follows (in thousands):

  1999......................................................   $ 12,959
  2000......................................................         --
  2001......................................................    195,000
  2002......................................................         --
  2003......................................................     16,000
                                                               --------
                                                               $223,959
                                                               ========

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

     In January 1999, the Company completed a private placement offering (the "Offering") of $130 million of unsecured senior subordinated notes (the "Notes") bearing interest at 9.75% and maturing in January 2009. The net proceeds of the offering were used to repay indebtedness incurred under the Credit Agreement.

     Under a registration rights agreement executed as part of the Offering, the Company will file a registration statement within 90 days after the issue date of the Notes enabling holders of the Notes to exchange the privately placed Notes for publicly registered notes with identical terms. The Company is required to use all reasonable efforts to cause the registration statement to become effective within 150 days after the issue date of the Notes and to consummate the exchange offer within 180 days after the issue date of the Notes. If the Company cannot effect an exchange offer within the time periods listed above and in other certain circumstances, management will use all reasonable efforts to file a shelf registration statement for the resale of the Notes. If the Company is unable to comply with these obligations under the registration rights agreement, the interest rate on the Notes will increase under certain circumstances.

     The Notes are guaranteed by all of the Company's current and future U.S. subsidiaries other than "Unrestricted Subsidiaries" (as defined in the indenture governing the Notes). As of the closing of the Offering, there were no "Unrestricted Subsidiaries." These guarantees are full, unconditional and joint and several. Accordingly, no separate financial statements of the guarantor subsidiaries are presented because management believes this information is not material to users of its financial statements.

     The Notes pay interest semi-annually commencing July 15, 1999 and are redeemable at the option of the Company at any time on or after January 15, 2004. Additionally, the Notes' indenture has restrictive covenants or limitations on the payment of dividends, the distribution or redemption of capital stock as well as limitations on the incurrence of debt and on the sale of assets.

     The Company entered into an agreement to lock in the ten year U.S. Treasury rate used to price the offering of the Notes. The Company locked in $100 million at 5.5212%, which management believes is an attractive long-term base rate. This agreement expired on January 31, 1999, and was settled on that date based upon the ten year Treasury yield of 4.648%, resulting in an additional pre-tax financing cost of approximately $6.9 million. In accordance with SFAS No. 80, Accounting for Futures Contracts, this agreement qualifies as a hedge and was recognized as deferred financing costs.

8.  DUE TO RELATED PARTIES

     Under the Airtron Agreement, part of the cash purchase price payable to former shareholders of Airtron relates to the tax benefits which have been or will be received by the Company related to the exercise of previously outstanding warrants and distributions under deferred compensation arrangements. The Company recognized liabilities of $9.7 million at the date of acquisition as an estimate of these amounts. This amount is paid to the former shareholders of Airtron as the tax benefit is realized by the Company either through receipt of net operating loss carryback claims or utilization of current deductions and net operating loss carryforwards to reduce estimated tax payments. The $9.7 million liability and the related refundable income taxes and deferred tax assets were reflected as long-term in the December 31, 1997 balance sheet as such tax benefits were not expected to be realized during 1998. During 1998, the Company was able to realize certain tax benefits under the Airtron Agreement and correspondingly paid $5.3 million of the original liability to the former shareholders. As of December 31, 1998, the $4.4 million remaining liability and the related refundable income taxes and deferred tax assets are reflected as current assets and liabilities in the December 31, 1998 consolidated balance sheet as all remaining tax benefits are expected to be realized during 1999.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

9.  STOCK-BASED PLANS

     GroupMAC has implemented the following stock-based programs for its employees and others:

     Stock Awards Plan -- In August 1997, GroupMAC adopted the Group Maintenance America Corp. 1997 Stock Awards Plan which provides GroupMAC the latitude to grant a variety of awards, such as stock options, stock appreciation rights ("SARs"), restricted stock, performance awards and phantom stock awards, to officers, directors, key employees and other persons working for GroupMAC and its subsidiaries. The plan requires that options and SARs be granted at not less than the fair market value of a share of common stock on the grant date. The plan also requires that no stock option granted shall vest in less than six months after the grant date. GroupMAC may issue not more than 9% of the number of total shares outstanding (determined on a quarterly basis) under the plan, which will terminate on June 30, 2007. At December 31, 1998, options to purchase
3.0 million shares at an average exercise price of $12.86 were outstanding under this plan.

     Stock Option Plan -- In August 1997, GroupMAC adopted the Group Maintenance America Corp. 1997 Stock Option Plan under which GroupMAC may grant options to employees who are not eligible for awards under the Stock Awards Plan. The plan requires that options be granted at not less than fair market value of a share of common stock on the grant date. The plan also requires that no stock option granted shall vest in less than six months after the grant date. GroupMAC may issue not more that 3% of the number of shares outstanding (determined on a quarterly basis) under this plan, which will terminate on June 30, 2007. At December 31, 1998, options to purchase 0.7 million shares at an average exercise price of $13.98 were outstanding under this plan.

     Founder Options -- Between October 1996 and August 1997, the Company granted to directors, senior management and other employees options to purchase an aggregate of 388,800 shares of common stock at an exercise price of $3.08. These options vest and expire over various periods.

     During 1998, the Company issued options to purchase approximately 1.6 million shares of common stock at a weighted average exercise price of $14.32. These options vest at a rate of 25% per year and expire at various dates during 2003.

     Additionally, the Company issued options to purchase 0.3 million and 0.1 million shares of common stock in connection with acquisitions at a weighted average exercise price of $4.09 and $11.89 in 1998 and 1997, respectively. These options were valued at $3.4 million and $1.2 million in 1998 and 1997, respectively, and are included in the purchase price of the acquired company. Substantially all of these options are immediately exercisable.

     As consideration for a company acquired in November 1998, the Company issued 829,000 warrants to purchase shares of common stock at $19.30 per share. As indicated in Note 7, substantially all of these warrants were surrendered subsequent to year end and accordingly no value was included for these warrants in the purchase price of the acquired company. In connection with the purchase of one company in July 1997, the Company issued warrants to purchase 514,000 shares of common stock at $17.50 per share. These warrants were valued at $1.0 million and are included in the purchase price of the acquired company.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

     The following is a summary of stock option and warrant activity (in thousands, except for exercise price):

                                                              WEIGHTED
                                                              AVERAGE     NUMBER OF
                                                              EXERCISE   OPTIONS AND
                                                               PRICE      WARRANTS
                                                              --------   -----------
Granted.....................................................   $3.08          292
                                                                            -----
Balance at December 31, 1996................................    3.08          292
Granted.....................................................    3.08           69
                                                                            -----
Balance at April 30, 1997, date of Airtron Agreement........    3.08          361
Granted.....................................................   14.33        2,611
Exercised...................................................    3.08          (20)
Surrendered.................................................    3.08          (25)
                                                                            -----
Balance at December 31, 1997................................   13.07        2,927
Granted.....................................................   14.56        2,701
Exercised...................................................    5.77           (2)
Surrendered.................................................   14.54         (165)
                                                                            -----
Balance at December 31, 1998................................   13.77        5,461
                                                                            =====

     A summary of outstanding and exercisable options and warrants as of December 31, 1998 follows:

                                                              WEIGHTED
                                                               AVERAGE
                    WEIGHTED     NUMBER OF      WEIGHTED      EXERCISE      NUMBER OF
    RANGE OF        AVERAGE     OUTSTANDING     AVERAGE       PRICE OF     EXERCISABLE
   OPTION AND      OPTION AND   OPTIONS AND    REMAINING     EXERCISABLE   OPTIONS AND
    WARRANT         WARRANT      WARRANTS     CONTRACTUAL    OPTIONS AND    WARRANTS
     PRICES          PRICES     (THOUSANDS)   LIFE (YEARS)    WARRANTS     (THOUSANDS)
----------------   ----------   -----------   ------------   -----------   -----------
$ 3.08 to $ 5.00     $ 3.57          713          5.8          $ 3.69           576
$ 5.01 to $10.00     $ 6.54           38          2.8          $ 6.39            25
$10.01 to $15.00     $13.60        2,890          4.2          $14.00           456
$15.01 to $19.30     $18.14        1,820          6.2          $18.61         1,343
                                   -----                                      -----
                                   5,461                                      2,400
                                   =====                                      =====

     The Company applies Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options (other than options issued in connection with acquisitions). Accordingly, compensation cost has been recognized only for the options that have an exercise price less than the fair market value of the underlying stock at the date of grant. A compensation charge of approximately $0.2 million is reflected in the consolidated statements of operations and shareholders' equity for the fiscal year ended December 31, 1998 and the ten months ended December 31, 1997 related to the issuance of management shares and stock options at prices below the fair market value at the date of issue or grant.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

     The following pro forma data is calculated as if compensation expense for the Company's stock option plans were determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share data):

                                                  YEAR ENDED             TEN MONTHS ENDED
                                               DECEMBER 31, 1998         DECEMBER 31, 1997
                                            -----------------------   -----------------------
                                            AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                            -----------   ---------   -----------   ---------
Net income (loss).........................    $25,929      $23,173      $(3,642)     $(3,983)
Net income (loss) per share:
  Basic...................................    $  0.94      $  0.84      $ (0.34)     $ (0.37)
  Diluted.................................    $  0.93      $  0.83      $ (0.34)     $ (0.37)

     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                       TEN MONTHS ENDED
                                                                       DECEMBER 31, 1997
                                                                  ---------------------------
                                                    YEAR ENDED    SUBSEQUENT TO    PRIOR TO
                                                   DECEMBER 31,    THE AIRTRON    THE AIRTRON
                                                       1998         AGREEMENT      AGREEMENT
                                                   ------------   -------------   -----------
Dividend yield...................................           --             --             --
Expected volatility..............................        48.0%          33.0%             0%
Risk-free interest rate..........................        4.70%          5.83%          6.26%
Expected lives...................................    5.0 years      6.6 years       10 years
Fair value of options at grant date..............       $7.445         $5.425         $1.425

     The Company had outstanding 60,000 warrants to purchase common stock for $1.00 per share at February 29, 1996. In August 1996, 15,000 of these warrants were purchased from a former shareholder for $0.5 million, resulting in a reduction in retained earnings for the original recorded value of the warrants of $0.6 million with the offset recorded as other income. At February 28, 1997, 45,000 warrants were outstanding. In connection with the Airtron Agreement these warrants were exchanged for cash and preferred and common shares of GroupMAC.

     Airtron had deferred compensation arrangements for certain members of its management and its board of directors. The Company reflected the assets and liabilities associated with these arrangements as distributions in the accompanying consolidated financial statements.

10. SHAREHOLDERS' EQUITY

     On October 24, 1996, the Company entered into a stock subscription agreement with an individual providing for the sale of up to 2.6 million shares of common stock at a purchase price of $3.08 per share. At December 31, 1997, the Company had sold all of the 2.6 million shares.

     During November and December 1997, the Company completed the IPO involving the sale of 8.3 million shares of common stock at a price to the public of $14.00 per share. The net proceeds from the IPO (after deducting underwriting discounts and commissions and offering expenses) were approximately $103.6 million. Of this amount, $29.8 million was used to pay the cash portion of the closing consideration relating to certain acquired businesses, $42.6 million to repay corporate indebtedness and debt assumed in connection with the acquisition of businesses, $19.3 million to retire all of the then outstanding preferred stock and $11.9 million

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES for general corporate purposes including working capital, final consideration settlements related to acquired businesses and future acquisitions. In March 1998, the Company issued $0.8 million of subordinated convertible debentures to fund a portion of the consideration of one acquisition. These debentures were converted to 68,000 shares of common stock during 1998.

11. INCOME TAXES

     Income tax expense (benefit) consists of the following (in thousands):

                                                      YEAR        TEN MONTHS        YEAR
                                                     ENDED          ENDED          ENDED
                                                  DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                      1998           1997           1997
                                                  ------------   ------------   ------------
Current:
  Federal.......................................    $13,553         $   --        $(1,020)
  State.........................................      3,274            489            385
                                                    -------         ------        -------
                                                     16,827            489           (635)
Deferred:
  Federal and state.............................      3,499          2,343          2,207
                                                    -------         ------        -------
                                                    $20,326         $2,832        $ 1,572
                                                    =======         ======        =======

     Total income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income (loss) before income tax provision as a result of the following (in thousands):

                                                      YEAR        TEN MONTHS        YEAR
                                                     ENDED          ENDED          ENDED
                                                  DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                      1998           1997           1997
                                                  ------------   ------------   ------------
Income (loss) before income tax provision.......    $46,255         $ (810)        $3,908
Applicable U.S federal statutory rate...........       35.0%          34.0%          34.0%
                                                    -------         ------         ------
Tax provision (benefit) at statutory rate.......     16,189           (275)         1,329
Increase (decrease) resulting from:
  State income taxes, net of federal benefit....      2,128            323            254
  Compensation expense from reverse acquisition
     and issuance of management shares and stock
     options....................................         59          2,455             --
  Non-deductible goodwill amortization..........      1,975            199             --
  Other.........................................        (25)           130            (11)
                                                    -------         ------         ------
                                                    $20,326         $2,832         $1,572
                                                    =======         ======         ======

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

     The components of the deferred income tax assets and liabilities are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998     1997
                                                              ------   -------
Deferred income tax assets:
  Allowance for doubtful accounts...........................  $2,088   $   713
  Inventories...............................................     300       279
  Accrued expenses..........................................   5,101     2,489
  Deferred revenue..........................................   1,510       348
  Compensation and benefits.................................     280     3,736
  Net operating loss carryforward...........................     497     1,231
  Other.....................................................     259       183
                                                              ------   -------
          Total deferred income tax assets..................  10,035     8,979
                                                              ------   -------
Deferred income tax liabilities:
  Depreciation..............................................    (951)     (585)
  Completed contract accounting for tax purposes............  (1,899)   (1,836)
  Other.....................................................    (339)     (172)
                                                              ------   -------
          Total deferred income tax liabilities.............  (3,189)   (2,593)
                                                              ------   -------
          Net deferred income tax assets....................  $6,846   $ 6,386
                                                              ======   =======

     These deferred income tax assets and liabilities are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Deferred tax assets -- current..............................  $7,579   $1,647
Deferred tax assets -- long-term............................      --    4,739
Deferred tax liabilities -- long-term.......................    (733)      --
                                                              ------   ------
                                                              $6,846   $6,386
                                                              ======   ======

     Management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded as of December 31, 1998 or December 31, 1997.

12. LEASES

     Operating leases for certain facilities and transportation equipment expire at various dates through 2011. Certain leases contain renewal options. Approximate minimum future rental payments as of December 31, 1998 are as follows (in thousands):

1999........................................................  $11,172
2000........................................................   10,059
2001........................................................    8,901
2002........................................................    7,843
2003........................................................    4,358
Thereafter..................................................   19,685
                                                              -------
                                                              $62,018
                                                              =======

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

     Total rental expense for the year ended December 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997 was approximately $13.5 million, $2.3 million and $1.7 million, respectively (including $4.3 million, $1.2 million and $0.6 million, respectively, to related parties).

13. EMPLOYEE BENEFIT PLANS

     Several of GroupMAC's subsidiaries maintain defined contribution employee retirement plans, which are open to certain employees after various lengths of service. Employee contributions and employer matching contributions occur at different rates and the matched portions of the funds vest over a period of years. Company contributions to these plans totaled approximately $4.8 million, $0.4 million and $0.2 million for the year ended December 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997, respectively.

     Certain of GroupMAC's subsidiaries make contributions to union-administered benefit funds that cover the majority of these companies' union employees. For the year ended December 31, 1998 and the ten months ended December 31, 1997, the participant costs charged to operations were approximately $8.8 million and $0.6 million, respectively. Governmental regulations require that, in the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan's unfunded vested benefits, if any. The Company is not aware of any liabilities resulting from unfunded vested benefits related to union administered benefit plans. The Company does not anticipate withdrawal from the plans, nor is the Company aware of any expected plan terminations.

14. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

15. FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents and short- and long-term debt. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair value.

16. OPERATING SEGMENTS

     The Company's reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies.

     The Company has two reportable segments: commercial/industrial and residential markets. The commercial/industrial segment provides maintenance, repair and replacement services and new installation services in manufacturing and processing facilities, power generation facilities, hospitals and other critical care facilities, colleges and universities, hotels, commercial office buildings and complexes, retail stores and restaurants, supermarkets and convenience stores. The residential segment provides maintenance, repair and replacement services and new installation services in single family and low-rise multifamily housing units.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from operations of the respective business units prior to unallocated corporate expenses.

     Other activities include financial data of two operating subsidiaries that provide products and services outside of those performed by the Company's two primary operating segments. Unallocated corporate

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES expenses primarily include (1) corporate overhead, (2) corporate and operating company management bonuses, and (3) savings from national purchase agreements relating to materials and property/casualty insurance. Assets, capital expenditures and depreciation expense for the corporate function are included in the "Other" column in the presentation below.

     Segment information for the year ended December 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997 was as follows (in thousands):

                                            COMMERCIAL/
                                            INDUSTRIAL    RESIDENTIAL    OTHER     TOTAL
                                            -----------   -----------   -------   --------
YEAR ENDED DECEMBER 31, 1998:
Revenues..................................   $472,451      $286,737     $ 2,353   $761,541
Operating costs...........................    434,431       257,917       2,077    694,425
                                             --------      --------     -------   --------
Subtotal..................................     38,020        28,820         276     67,116
Goodwill amortization.....................      4,130         1,652         178      5,960
                                             --------      --------     -------   --------
Segment operating earnings................   $ 33,890      $ 27,168     $    98     61,156
                                             ========      ========     =======
Unallocated corporate expenses............                                          (9,090)
                                                                                  --------
Income from operations....................                                        $ 52,066
                                                                                  ========
Assets....................................   $542,998      $123,775     $34,308   $701,081
Capital expenditures......................      6,157         2,376         759      9,292
Depreciation expense......................      4,847         2,745         311      7,903
TEN MONTHS ENDED DECEMBER 31, 1997:
Revenues..................................   $ 23,305      $113,927     $ 1,247   $138,479
Operating costs...........................     22,023       103,017       1,068    126,108
                                             --------      --------     -------   --------
Subtotal..................................      1,282        10,910         179     12,371
Goodwill amortization.....................        174           351         108        633
                                             --------      --------     -------   --------
Segment operating earnings................   $  1,108      $ 10,559     $    71     11,738
                                             ========      ========     =======
Unallocated corporate expenses............                                         (11,516)
                                                                                  --------
Income from operations....................                                        $    222
                                                                                  ========
Assets....................................   $ 65,566      $ 96,237     $30,884   $192,687
Capital expenditures......................        355         1,376         286      2,017
Depreciation expense......................        147           575          58        780
YEAR ENDED FEBRUARY 28, 1997:
Revenues..................................   $     --      $ 81,880     $    --   $ 81,880
Operating costs...........................         --        78,317          --     78,317
                                             --------      --------     -------   --------
Subtotal..................................         --         3,563          --      3,563
Goodwill amortization.....................         --            --          --         --
                                             --------      --------     -------   --------
Segment operating earnings................   $     --      $  3,563     $    --      3,563
                                             ========      ========     =======
Unallocated corporate expenses............                                              --
                                                                                  --------
Income from operations....................                                        $  3,563
                                                                                  ========
Assets....................................   $     --      $ 27,153     $    --   $ 27,153
Capital expenditures......................         --           182          --        182
Depreciation expense......................         --           208          --        208

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

     Maintenance, repair and replacement services represented 53%, 35% and 19% and new installation services represented 47%, 65% and 81% of total revenues for the year ended December 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997, respectively. The heavy emphasis on new installation services in the earlier two fiscal periods is a result of the operations of Airtron, which represent a significant portion of revenues during the ten months ended December 31, 1997 and all of the revenues during the year ended February 28, 1997.

17. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FOURTH     THIRD      SECOND     FIRST
                                             --------   --------   --------   --------
1998
Revenues...................................  $283,597   $211,667   $159,185   $107,092
Operating income...........................    19,746     16,297     11,452      4,571
Net income.................................     9,193      8,369      6,095      2,272
Earnings per share:
  Basic....................................  $   0.28   $   0.30   $   0.24   $   0.10
  Diluted..................................  $   0.28   $   0.30   $   0.24   $   0.10
1997(A)
Revenues...................................  $ 68,011   $ 39,382   $ 25,419   $ 17,425
Operating income...........................     2,552      2,438     (5,055)    (1,060)
Net income.................................     1,158      1,025     (5,998)      (484)
Earnings per share(b):
  Basic....................................  $   0.08   $   0.11   $  (0.70)  $  (0.10)
  Diluted..................................  $   0.07   $   0.11   $  (0.70)  $  (0.10)

---------------

(a) Concurrent with the IPO, the Company changed its fiscal year end from February 28 to December 31 (see Note 1). The accompanying consolidated statements of operations contain results for the ten month period ended December 31, 1997; however, the quarterly financial summary above contains four calendar quarters of information for 1997, as reported on Forms 10-Q.

(b) Because the Company reported a net loss in the first two quarters of 1997, the potentially dilutive common shares (including warrants and stock options discussed in Note 9) had an anti-dilutive effect on earnings per share. Accordingly, diluted earnings per share is the same as basic earnings per share for each of these periods.

18. SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of 1999, the Company completed the acquisition of three platform companies. The combined annual revenues of the companies were approximately $165.5 million. Total consideration paid included cash payments of $35.6 million, $1.6 million of junior subordinated notes, 2.1 million shares of common stock and total debt assumed of $13.8 million. The Company will account for these acquisitions using the purchase method of accounting.

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

KPMG LLP

Houston, Texas
July 11, 1997

                        GROUP MAINTENANCE AMERICA CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    APRIL 30,
                                                                  1996          1997
                                                              ------------   -----------
Current assets:
  Cash and cash equivalents.................................  $   228,036    $   516,838
  Due from employee.........................................        1,200          6,759
  Prepaid expenses..........................................        2,341             --
                                                              -----------    -----------
          Total current assets..............................      231,577        523,597
Property and equipment, net.................................      100,996        120,694
Other noncurrent assets.....................................       19,473      1,094,708
                                                              -----------    -----------
          Total assets......................................  $   352,046    $ 1,738,999
                                                              ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................  $   137,377    $   527,869
  Accrued expenses..........................................        6,118      1,478,898
                                                              -----------    -----------
          Total current liabilities.........................      143,495      2,006,767
Long-term debt..............................................       75,000         75,000
Other long-term liabilities.................................           --         73,424
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $.001 par value; 50,000,000 shares
     authorized; none issued or outstanding.................           --             --
  Common stock, $.001 par value; 100,000,000 shares
     authorized; 1,211,345 and 1,611,345 shares issued,
     respectively...........................................        1,211          1,611
  Additional paid-in capital................................    8,238,857      8,238,457
  Retained earnings.........................................     (722,517)    (2,503,260)
  Subscriptions receivable..................................   (7,384,000)    (6,153,000)
                                                              -----------    -----------
          Total shareholders' equity (deficit)..............      133,551       (416,192)
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $   352,046    $ 1,738,999
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

                            STATEMENTS OF OPERATIONS

                                                               INCEPTION
                                                              (OCTOBER 21,
                                                                 1996)        FOUR MONTHS
                                                                THROUGH          ENDED
                                                              DECEMBER 31,     APRIL 30,
                                                                  1996           1997
                                                              ------------    -----------
Revenues....................................................   $      --      $        --
Cost of services............................................          --               --
                                                               ---------      -----------
          Gross profit......................................          --               --
Selling, general and administrative expenses................     724,006        1,783,409
                                                               ---------      -----------
          Loss from operations..............................    (724,006)      (1,783,409)
                                                               ---------      -----------
Other income (expense):
  Interest expense..........................................      (1,118)          (2,000)
  Interest income...........................................       2,607            4,666
                                                               ---------      -----------
          Loss before income tax provision..................    (722,517)      (1,780,743)
Income tax provision........................................          --               --
                                                               ---------      -----------
Net loss....................................................   $(722,517)     $(1,780,743)
                                                               =========      ===========

   The accompanying notes are an integral part of these financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                     COMMON STOCK
                                  ------------------   ADDITIONAL                                 SHAREHOLDERS'
                                  NUMBER OF             PAID-IN      RETAINED     SUBSCRIPTIONS      EQUITY
                                   SHARES     AMOUNT    CAPITAL      EARNINGS      RECEIVABLE       (DEFICIT)
                                  ---------   ------   ----------   -----------   -------------   -------------
Balance, October 21, 1996.......         --   $   --   $       --   $        --    $        --     $        --
  Net loss......................         --       --           --      (722,517)            --        (722,517)
  Issuance of subscription
     agreement..................         --       --    8,000,000            --     (8,000,000)             --
  Issuance of common stock......    791,345      791       32,807            --             --          33,598
  Shares issued under
     subscription agreement.....    200,000      200         (200)           --        616,000         616,000
  Compensation expense related
     to issuance of management
     shares.....................    220,000      220      206,250            --             --         206,470
                                  ---------   ------   ----------   -----------    -----------     -----------
Balance, December 31, 1996......  1,211,345    1,211    8,238,857      (722,517)    (7,384,000)        133,551
  Net loss......................         --       --           --    (1,780,743)            --      (1,780,743)
  Shares issued under
     subscription agreement.....    400,000      400         (400)           --      1,231,000       1,231,000
                                  ---------   ------   ----------   -----------    -----------     -----------
Balance, April 30, 1997.........  1,611,345   $1,611   $8,238,457   $(2,503,260)   $(6,153,000)    $  (416,192)
                                  =========   ======   ==========   ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

                            STATEMENTS OF CASH FLOWS

                                                               INCEPTION
                                                              (OCTOBER 21,      FOUR
                                                                 1996)         MONTHS
                                                                THROUGH         ENDED
                                                              DECEMBER 31,    APRIL 30,
                                                                  1996          1997
                                                              ------------   -----------
Cash flows from operating activities:
  Net loss..................................................   $(722,517)    $(1,780,743)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       3,343          12,877
     Noncash compensation charge............................     206,250              --
     Changes in operating assets and liabilities:
       (Increase) decrease in --
          Prepaid expenses and other assets.................      (3,541)         (3,218)
          Other noncurrent assets...........................          --          (1,567)
       Increase (decrease) in  --
          Accounts payable..................................     137,377         390,492
          Accrued expenses..................................       6,118         979,562
                                                               ---------     -----------
            Net cash used in operating activities...........    (372,970)       (402,597)
                                                               ---------     -----------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (104,339)        (32,575)
                                                               ---------     -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................     649,818       1,231,000
  Proceeds from borrowings..................................      75,000              --
  Deferred offering costs...................................     (19,473)       (439,205)
  Deferred financing costs..................................          --         (67,821)
                                                               ---------     -----------
            Net cash provided by financing activities.......     705,345         723,974
                                                               ---------     -----------
Increase in cash and cash equivalents.......................     228,036         288,802
Cash and cash equivalents, beginning of period..............          --         228,036
                                                               ---------     -----------
Cash and cash equivalents, end of period....................   $ 228,036     $   516,838
                                                               =========     ===========

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

                        GROUP MAINTENANCE AMERICA CORP.

the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled.

     The Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realizability. Accordingly, no income tax benefit has been recorded for the losses incurred.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Other noncurrent assets consists of the following:

                                                              DECEMBER 31,   APRIL 30,
                                                                  1996          1997
                                                              ------------   ----------
     Deferred offering costs................................    $13,648      $  452,853
     Deferred financing costs...............................         --         634,463
     Other noncurrent assets................................      5,825           7,392
                                                                -------      ----------
                                                                $19,473      $1,094,708
                                                                =======      ==========

     Accrued expenses consists of the following:

                                                              DECEMBER 31,   APRIL 30,
                                                                  1996          1997
                                                              ------------   ----------
     Accrued compensation...................................     $   --      $  767,476
     Accrued financing costs................................         --         566,642
     Other accrued expenses.................................      6,118         144,780
                                                                 ------      ----------
                                                                 $6,118      $1,478,898
                                                                 ======      ==========

4. PROPERTY AND EQUIPMENT

     The principal categories and estimated useful lives of property and equipment are as follows:

                                                     ESTIMATED     DECEMBER 31,   APRIL 30,
                                                    USEFUL LIVES       1996         1997
                                                    ------------   ------------   ---------
     Office equipment, furniture and fixtures.....   3-7 years       $104,339     $136,358
     Less accumulated depreciation................                     (3,343)     (15,664)
                                                                     --------     --------
                                                                     $100,996     $120,694
                                                                     ========     ========

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

                        GROUP MAINTENANCE AMERICA CORP.

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

                                                               OPTION
                                                              PRICE PER    NUMBER
                                                                SHARE     OF SHARES
                                                              ---------   ---------
Granted.....................................................    $3.08      291,600
                                                                           -------
Balance at December 31, 1996................................               291,600
Granted.....................................................    $3.08       69,200
                                                                           -------
Balance at April 30, 1997...................................               360,800
                                                                           =======

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

                                                              INCEPTION
                                                             (OCTOBER 21,
                                                                1996)       FOUR MONTHS
                                                               THROUGH         ENDED
                                                             DECEMBER 31,    APRIL 30,
                                                                 1996          1997
                                                             ------------   -----------
Net loss:
  As reported..............................................   $(722,517)    $(1,780,743)
  Pro forma................................................   $(745,602)    $(1,837,870)

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

8. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements, primarily for office space, furniture and service equipment. Minimum annual rental payments under non-cancelable operating leases as of June 30, 1997, were approximately as follows:

FOR THE YEAR ENDING APRIL 30,
-----------------------------
1997........................................................   $46,000
1998........................................................       600
1999........................................................       300

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the caption "Election of Directors" in the Company's proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers of the Company is presented in Item 4A of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     Information appearing under the caption "Executive Compensation" in the Company's proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information appearing under the caption "Stock Ownership" in the Company's proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under the caption "Transactions with Management and Others" in the Company's proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          (1) Financial statements

     See "Index to Financial Statements of Group Maintenance America Corp. and Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

          (2) Financial statement schedules

             None

          (3) Exhibits

         NUMBER                             DESCRIPTION OF EXHIBIT
         ------                             ----------------------
          2              -- None
          3.1*           -- Articles of Incorporation of the Company, as amended
                            (Exhibit 3.1 to Registration Statement No. 333-34067).
          3.2            -- By-laws of the Company, as amended.
          4.1            -- Indenture dated as of January 22, 1999, between Group
                            Maintenance America Corp., the subsidiaries named therein
                            and State Street Bank and Trust Company, as trustee.
          4.2            -- First Supplemental Indenture dated March 22, 1999,
                            between Group Maintenance America Corp., the subsidiaries
                            named therein and State Street Bank and Trust Company, as
                            trustee.
          9              -- None
         10.1*+          -- Group Maintenance America Corp. 1997 Stock Awards Plan
                            (Exhibit 10.1 to Registration Statement No. 333-34067).
         10.2*+          -- Group Maintenance America Corp. 1997 Stock Option Plan
                            (Exhibit 10.2 to Registration Statement No. 333-34067).
         10.3+           -- Form of Employment Agreement between Group Maintenance
                            America Corp. and James P. Norris.
         10.4+           -- Form of Employment Agreement between Group Maintenance
                            America Corp. and J. Patrick Millinor, Jr.
         10.5+           -- Form of Employment Agreement between Group Maintenance
                            America Corp. and Donald L. Luke.
         10.6*+          -- Form of Employment Agreement between Group Maintenance
                            America Corp. and Timothy Johnston (Exhibit 10.32 to
                            Registration Statement No. 333-34067).
         10.7+           -- Form of Employment Agreement between Group Maintenance
                            America Corp. and Ronald D. Bryant.
         10.8            -- Credit Agreement among Group Maintenance America Corp., the Subsidiaries listed as Guarantors, Chase Bank of
                            Texas, National Association, and the signatory banks,
                            dated as of October 15, 1998.
         10.9*           -- Agreement and Plan of Exchange by and among Group
                            Maintenance America Corp. and the Holders of a Majority
                            of the Outstanding Common Stock of Airtron, Inc., dated
                            April 30, 1997 (Exhibit 10.3 to Registration Statement
                            No. 333-34067).(Confidential information has been omitted
                            from this document and has been filed separately with the
                            Commission.)
         11              -- None.

         NUMBER                             DESCRIPTION OF EXHIBIT
         ------                             ----------------------
         12              -- Statement re: Computation of Ratio of Earnings to Fixed
                            Charges.
         13              -- None.
         16              -- None.
         18              -- None.
         21              -- Subsidiaries of Group Maintenance America Corp. as of
                            December 31, 1998.
         22              -- None.
         23              -- Consent of KPMG LLP.
         24              -- Powers of Attorney
         27              -- Financial Data Schedule.
         99              -- None.

---------------

* Incorporated by reference from a prior filing as indicated.

+ Management contract or compensatory plan or arrangement.

UNDERTAKING

     GroupMAC has not filed with this report copies of certain instruments defining the rights of holders of long-term debt of GroupMAC and its subsidiaries. GroupMAC agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K:

          On October 28, 1998, GroupMAC filed a Current Report on Form 8-K which disclosed, under Item 2 thereof, the Company's acquisition of Continental Electrical Construction Co. ("Continental"). This report was amended on December 22, 1998, to include audited financial statements of Continental and the pro forma financial statements of the Company reflecting the acquisition of Continental.

          On November 4, 1998, GroupMAC filed a Current Report on Form 8-K which disclosed, under Item 5 thereof, that the Company had signed a definitive purchase agreement to purchase all of the capital stock of Trinity Contractors, Inc. ("Trinity").

          On November 25, 1998, GroupMAC filed a Current Report on Form 8-K which disclosed, under Item 2 thereof, the Company's acquisition of Trinity. This report was amended on December 22, 1998, to include audited financial statements of Trinity and the pro forma financial statements of the Company reflecting the acquisition of Trinity.

          On December 22, 1998, GroupMAC filed a Current Report on Form 8-K which contained, in Item 5 thereof, risk factors that could affect an investment in the Company's equity securities and Management's Discussion and Analysis of Financial Condition and Results of Operations, and, under
     Item 7 thereof, financial statements of certain businesses acquired by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                            GROUP MAINTENANCE AMERICA CORP.

                                            By:/s/ J. PATRICK MILLINOR, JR.
                                              ----------------------------------
                                                   J. Patrick Millinor, Jr.
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                       TITLE                     DATE
                     ---------                                       -----                     ----

               /s/ JAMES P. NORRIS*                    Chairman of the Board and          March 30, 1999
---------------------------------------------------      Director
                  James P. Norris

           /s/ J. PATRICK MILLINOR, JR.                Chief Executive Officer and        March 30, 1999
---------------------------------------------------      Director
             J. Patrick Millinor, Jr.

               /s/ DARREN B. MILLER                    Executive Vice President and       March 30, 1999
---------------------------------------------------      Chief Financial Officer
                 Darren B. Miller                        (Principal Financial Officer)

                /s/ DANIEL W. KIPP                     Senior Vice President and          March 30, 1999
---------------------------------------------------      Corporate Controller (Principal
                  Daniel W. Kipp                         Accounting Officer)

                /s/ DONALD L. LUKE                     President, Chief Operating         March 30, 1999
---------------------------------------------------      Officer and Director
                  Donald L. Luke

              /s/ DAVID L. HENNINGER*                  Director                           March 30, 1999
---------------------------------------------------
                David L. Henninger

             /s/ CHESTER J. JACHIMIEC                  Director                           March 30, 1999
---------------------------------------------------
               Chester J. Jachimiec

               /s/ TIMOTHY JOHNSTON*                   Director                           March 30, 1999
---------------------------------------------------
                 Timothy Johnston

                     SIGNATURE                                       TITLE                     DATE
                     ---------                                       -----                     ----
               /s/ ANDREW J. KELLY*                    Director                           March 30, 1999
---------------------------------------------------
                  Andrew J. Kelly

               /s/ THOMAS B. MCDADE*                   Director                           March 30, 1999
---------------------------------------------------
                 Thomas B. McDade

              /s/ ROBERT MUNSON, III*                  Director                           March 30, 1999
---------------------------------------------------
                Robert Munson, III

              /s/ FREDRIC J. SIGMUND*                  Director                           March 30, 1999
---------------------------------------------------
                Fredric J. Sigmund

               /s/ JOHN M. SULLIVAN*                   Director                           March 30, 1999
---------------------------------------------------
                 John M. Sullivan

               /s/ JAMES D. WEAVER*                    Director                           March 30, 1999
---------------------------------------------------
                  James D. Weaver

            *By: /s/ RANDOLPH W. BRYANT
   ---------------------------------------------
                Randolph W. Bryant
                 Attorney-in-fact

                                 EXHIBIT INDEX

         NUMBER                             DESCRIPTION OF EXHIBIT
         ------                             ----------------------
          2              -- None
          3.1*           -- Articles of Incorporation of the Company, as amended
                            (Exhibit 3.1 to Registration Statement No. 333-34067).
          3.2            -- By-laws of the Company, as amended.
          4.1            -- Indenture dated as of January 22, 1999, between Group
                            Maintenance America Corp., the subsidiaries named therein
                            and State Street Bank and Trust Company, as trustee.
          4.2            -- First Supplemental Indenture dated March 22, 1999,
                            between Group Maintenance America Corp., the subsidiaries
                            named therein and State Street Bank and Trust Company, as
                            Trustee.
          9              -- None
         10.1*+          -- Group Maintenance America Corp. 1997 Stock Awards Plan
                            (Exhibit 10.1 to Registration Statement No. 333-34067).
         10.2*+          -- Group Maintenance America Corp. 1997 Stock Option Plan
                            (Exhibit 10.2 to Registration Statement No. 333-34067).
         10.3+           -- Form of Employment Agreement between Group Maintenance
                            America Corp. and James P. Norris.
         10.4+           -- Form of Employment Agreement between Group Maintenance
                            America Corp. and J. Patrick Millinor, Jr.
         10.5+           -- Form of Employment Agreement between Group Maintenance
                            America Corp. and Donald L. Luke.
         10.6*+          -- Form of Employment Agreement between Group Maintenance
                            America Corp. and Timothy Johnston (Exhibit 10.32 to
                            Registration Statement No. 333-34067).
         10.7+           -- Form of Employment Agreement between Group Maintenance
                            America Corp. and Ronald D. Bryant.
         10.8            -- Credit Agreement among Group Maintenance America Corp., the Subsidiaries listed as Guarantors, Chase Bank of
                            Texas, National Association, and the signatory banks,
                            dated as of October 15, 1998.
         10.9*           -- Agreement and Plan of Exchange by and among Group
                            Maintenance America Corp. and the Holders of a Majority
                            of the Outstanding Common Stock of Airtron, Inc., dated
                            April 30, 1997 (Exhibit 10.3 to Registration Statement
                            No. 333-34067).(Confidential information has been omitted
                            from this document and has been filed separately with the
                            Commission.)
         11              -- None.
         12              -- Statement re: Computation of Ratio Earnings to Fixed
                            Charges.
         13              -- None.
         16              -- None.
         18              -- None.
         21              -- Subsidiaries of Group Maintenance America Corp. as of
                            December 31, 1998.
         22              -- None.
         23              -- Consent of KPMG LLP.
         24              -- Powers of Attorney
         27              -- Financial Data Schedule.
         99              -- None.

---------------

* Incorporated by reference from a prior filing as indicated.

+ Management contract or compensatory plan or arrangement.