Form 10-K/A
period 1998-12-31
GROUP MAINTENANCE AMERICA CORP
filed 1999-03-31
CIK 1039690

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 1999, (i) there were 35,438,090 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding and (ii) the aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date) was $357,911,994. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                                            GROUP MAINTENANCE AMERICA CORP.

                                            By:/s/ J. PATRICK MILLINOR, JR.
                                              ----------------------------------
                                                   J. Patrick Millinor, Jr.
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                       TITLE                     DATE
                     ---------                                       -----                     ----

               /s/ JAMES P. NORRIS*                    Chairman of the Board and          March 31, 1999
---------------------------------------------------      Director
                  James P. Norris

           /s/ J. PATRICK MILLINOR, JR.                Chief Executive Officer and        March 31, 1999
---------------------------------------------------      Director
             J. Patrick Millinor, Jr.

               /s/ DARREN B. MILLER                    Executive Vice President and       March 31, 1999
---------------------------------------------------      Chief Financial Officer
                 Darren B. Miller                        (Principal Financial Officer)

                /s/ DANIEL W. KIPP                     Senior Vice President and          March 31, 1999
---------------------------------------------------      Corporate Controller (Principal
                  Daniel W. Kipp                         Accounting Officer)

                /s/ DONALD L. LUKE                     President, Chief Operating         March 31, 1999
---------------------------------------------------      Officer and Director
                  Donald L. Luke

              /s/ DAVID L. HENNINGER*                  Director                           March 31, 1999
---------------------------------------------------
                David L. Henninger

             /s/ CHESTER J. JACHIMIEC                  Director                           March 31, 1999
---------------------------------------------------
               Chester J. Jachimiec

               /s/ TIMOTHY JOHNSTON*                   Director                           March 31, 1999
---------------------------------------------------
                 Timothy Johnston

                     SIGNATURE                                       TITLE                     DATE
                     ---------                                       -----                     ----
               /s/ ANDREW J. KELLY*                    Director                           March 31, 1999
---------------------------------------------------
                  Andrew J. Kelly

               /s/ THOMAS B. MCDADE*                   Director                           March 31, 1999
---------------------------------------------------
                 Thomas B. McDade

              /s/ ROBERT MUNSON, III*                  Director                           March 31, 1999
---------------------------------------------------
                Robert Munson, III

              /s/ FREDRIC J. SIGMUND*                  Director                           March 31, 1999
---------------------------------------------------
                Fredric J. Sigmund

               /s/ JOHN M. SULLIVAN*                   Director                           March 31, 1999
---------------------------------------------------
                 John M. Sullivan

               /s/ JAMES D. WEAVER*                    Director                           March 31, 1999
---------------------------------------------------
                  James D. Weaver

            *By: /s/ RANDOLPH W. BRYANT
   ---------------------------------------------
                Randolph W. Bryant
                 Attorney-in-fact