Form 10-Q
period 1999-03-31
GROUP MAINTENANCE AMERICA CORP
filed 1999-05-17
CIK 1039690

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

                 For the quarterly period ended March 31, 1999

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

  Common Stock, par value $0.001 per share; 35,835,128 shares outstanding as of April 30, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I Financial Information
  Item 1. Financial Statements............................................   1
     General Information..................................................   1
     Consolidated Condensed Balance Sheets................................   2
     Consolidated Condensed Statements of Operations......................   3
     Consolidated Condensed Statements of Cash Flows......................   4
     Notes to Consolidated Condensed Financial Statements.................   5
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   9
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  17
Part II Other Information
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities and Use of Proceeds.......................  18
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  18

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

  During 1998, the Company acquired 39 mechanical and electrical contracting companies with combined annual revenues of approximately $698 million. As a result of the companies acquired in 1998, the portion of the Company's revenues derived from maintenance, repair and replacement services shifted from 45% of total revenues at December 31, 1997 to approximately 60% at December 31, 1998. These acquisitions also resulted in an increase in the portion of the Company's business derived from commercial/industrial customers as the Company focused its acquisition program on contractors that could further the implementation of the Company's national accounts and energy service provider initiatives. The Company significantly expanded its electrical and data cabling business with the acquisition of eight electrical contractors.

  During the three months ended March 31, 1999, the Company acquired three additional platform companies (the "First Quarter 1999 Acquisitions") representing approximately $165 million in incremental annual revenues. As of March 31, 1999, the Company comprised 62 operating companies performing services in 57 cities across 26 states and with $1.24 billion in pro forma 1998 revenues.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (in thousands, except par value)

                                                        March 31,  December 31,
                                                           1999        1998
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents...........................  $  6,607     $  2,371
  Accounts receivable, net............................   229,865      187,251
  Inventories.........................................    18,644       17,843
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................    32,195       26,533
  Prepaid expenses and other current assets...........     9,624        6,134
  Deferred tax assets.................................     8,660        7,579
  Refundable income taxes.............................        --        3,341
                                                        --------     --------
    Total current assets..............................   305,595      251,052
PROPERTY AND EQUIPMENT, net...........................    45,178       40,795
GOODWILL, net.........................................   449,071      398,714
DEFERRED DEBT ISSUE COSTS.............................    12,652        9,260
OTHER LONG-TERM ASSETS................................     1,245        1,260
                                                        --------     --------
    Total assets......................................  $813,741     $701,081
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings and current maturities of
   long-term debt.....................................  $    885     $ 12,959
  Accounts payable and accrued expenses...............   115,158       99,205
  Due to related parties..............................     9,522       14,961
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    38,507       27,830
  Deferred service contract revenue...................     4,397        4,429
  Income taxes payable................................     3,612        2,028
  Other current liabilities...........................     3,236        3,199
                                                        --------     --------
    Total current liabilities.........................   175,317      164,611
REVOLVING CREDIT FACILITY.............................   156,000      195,000
SENIOR SUBORDINATED NOTES.............................   130,000           --
JUNIOR SUBORDINATED NOTES.............................     1,650       16,000
DEFERRED TAX LIABILITIES..............................       795          733
OTHER LONG-TERM LIABILITIES...........................     1,508        8,808
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 50,000 shares
   authorized; none issued and outstanding............        --           --
  Common stock, $0.001 par value; 100,000 shares
   authorized; 35,438 and 33,154 shares issued and
   outstanding, respectively..........................        35           33
  Additional paid-in capital..........................   349,339      322,478
  Retained deficit....................................      (903)      (6,582)
                                                        --------     --------
    Total shareholders' equity........................   348,471      315,929
                                                        --------     --------
    Total liabilities and shareholders' equity........  $813,741     $701,081
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

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)
                                  (unaudited)

                                                               Three months
                                                                   ended
                                                                 March 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
REVENUES.................................................... $302,765  $107,092
COST OF SERVICES............................................  244,018    82,706
                                                             --------  --------
  Gross profit..............................................   58,747    24,386
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   39,707    18,994
AMORTIZATION OF GOODWILL....................................    2,806       821
                                                             --------  --------
  Income from operations....................................   16,234     4,571
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (5,792)     (413)
  Interest income...........................................       78       184
  Other.....................................................      155        (5)
                                                             --------  --------
    Income before income tax provision......................   10,675     4,337
INCOME TAX PROVISION........................................    4,996     2,065
                                                             --------  --------
NET INCOME.................................................. $  5,679  $  2,272
                                                             ========  ========
BASIC EARNINGS PER SHARE:
  EARNINGS PER SHARE........................................ $   0.16  $   0.10
                                                             ========  ========
  WEIGHTED AVERAGE SHARES OUTSTANDING.......................   34,914    23,141
                                                             ========  ========
DILUTED EARNINGS PER SHARE:
  EARNINGS PER SHARE........................................ $    .16  $   0.10
                                                             ========  ========
  WEIGHTED AVERAGE SHARES OUTSTANDING.......................   35,265    23,495
                                                             ========  ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                           Three months ended
                                                               March 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $   5,679  $  2,272
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization..........................     5,860     2,045
   Deferred income taxes..................................        --      (617)
   Other..................................................       (24)       (3)
   Changes in operating assets and liabilities, net of
    effect of acquisitions accounted for as purchases:
   (Increase) decrease in--
     Accounts receivable..................................    (3,424)    2,467
     Inventories..........................................      (159)     (431)
     Costs and estimated earnings in excess of billings
      on uncompleted
      contracts...........................................      (124)   (1,916)
     Prepaid expenses and other current assets............    (2,806)     (454)
     Refundable income taxes..............................     3,341     1,051
     Other long-term assets...............................       477       493
   Increase (decrease) in--
     Accounts payable and accrued expenses................        38    (4,369)
     Due to related parties...............................      (103)     (139)
     Billings in excess of costs and estimated earnings
      on uncompleted
      contracts...........................................     1,466       443
     Deferred service contract revenue....................       (32)   (1,020)
     Income taxes payable.................................       499       985
     Other current liabilities............................        12     1,687
     Other long-term liabilities..........................      (411)      (76)
                                                           ---------  --------
       Net cash provided by operating activities..........    10,289     2,418
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired of
   $1,118 and $3,265......................................   (38,683)  (35,553)
  Deferred acquisition costs..............................      (539)     (308)
  Purchase of property and equipment......................    (2,681)   (2,241)
  Proceeds from sale of property and equipment............       253       108
                                                           ---------  --------
       Net cash used in investing activities..............   (41,650)  (37,994)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior subordinated debt offering, net of
   offering costs.........................................   119,280        --
  Proceeds from other long-term debt......................   102,700    21,300
  Payments of long-term debt..............................  (186,476)   (5,690)
  Exercise of stock options...............................        93        --
                                                           ---------  --------
       Net cash provided by financing activities..........    35,597    15,610
                                                           ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     4,236   (19,966)
CASH AND CASH EQUIVALENTS, beginning of period............     2,371    25,681
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, end of period.................. $   6,607  $  5,715
                                                           =========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid........................................... $   3,635  $    346
  Income taxes paid....................................... $   4,497  $     84

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

1. General

  The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-K/A for the year ended December 31, 1998.

  Certain amounts recorded in the three months ended March 31, 1998 and at December 31, 1998 have been reclassified to conform with the current period presentation.

2. Earnings Per Share

  Basic earnings per share have been calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share have been calculated by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive common shares.

  The following table summarizes weighted average shares outstanding for each of the historical periods presented (in thousands):

                                                                Three months
                                                                    ended
                                                                  March 31,
                                                                -------------
                                                                 1999   1998
                                                                ------ ------
      Shares issued through December 31, 1997, excluding
       acquisitions............................................ 16,629 16,629
      Shares issued for 1997 acquisitions......................  4,733  4,419
      Shares issued for 1998 acquisitions...................... 12,079  2,093
      Shares issued for 1999 acquisitions......................  1,473     --
                                                                ------ ------
      Weighted average shares outstanding--Basic............... 34,914 23,141
      Incremental effect of options and warrants outstanding...    351    354
                                                                ------ ------
      Weighted average shares outstanding--Diluted............. 35,265 23,495
                                                                ====== ======

  As of March 31, 1999, options to purchase 2.7 million shares of common stock and warrants to purchase 0.6 million shares of common stock were not included in the calculation of diluted earnings per share because the exercise price of such options and warrants was greater than the average market price of the common shares.

3. Business Combinations

  During the three months ended March 31, 1999, the Company completed the acquisition of the First Quarter 1999 Acquisitions for approximately $63.6 million, which includes cash payments of $35.2 million, $1.6 million in junior subordinated notes, 2.1 million shares of common stock and warrants to purchase approximately 80,000 shares of common stock. Of the total consideration, approximately $2.3 million of cash was due to former owners as of March 31, 1999. All such acquisitions were accounted for as purchases. In connection with these acquisitions, the Company assumed approximately $16.7 million of debt. The combined annual 1998 revenues

                        GROUP MAINTENANCE AMERICA CORP.

                                  (unaudited)

of the First Quarter 1999 Acquisitions were approximately $165 million. Certain former owners of businesses acquired as part of the First Quarter 1999 Acquisitions have the ability to receive additional amounts of purchase price, payable in cash and common stock upon the occurrence of future events.

  Also during the three months ended March 31, 1999, the Company paid approximately $6.9 million of cash and 0.2 million shares of common stock related to previously recorded amounts due to former shareholders of companies acquired prior to December 31, 1998. In addition, the Company reduced amounts due to former shareholders by approximately $0.9 million related to final purchase price settlements.

  The unaudited pro forma data presented below consists of the combined income statement data for GroupMAC and its subsidiaries as if all of the 1998 acquisitions and the First Quarter 1999 Acquisitions were effective on the first day of the period being reported (in thousands, except for per share amounts).

                                                                Pro forma data
                                                                 Three months
                                                                     ended
                                                                   March 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
      Revenues...............................................  $312,299 $268,025
      Net income.............................................  $  5,746 $  4,592
      Net income per share:
        Basic................................................  $   0.16 $   0.13
        Diluted..............................................  $   0.16 $   0.13

  Pro forma adjustments included in the amounts above consist of (i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of March 31, 1999 had been outstanding for both the three months ended March 31, 1999 and 1998 at interest rates in effect on March 31, 1999, and (iv) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding from the beginning of the periods presented.

  The First Quarter 1999 Acquisitions included in the accompanying financial statements were accounted for under the purchase method of accounting. Purchase price consideration is subject to final adjustment. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair values and may be revised as additional information becomes available. Such additional information includes appraisals on property, contingent liabilities of the acquired business, and working capital settlements related to the acquisition consideration and the net assets acquired. However, the Company does not expect any significant adjustments to the purchase price allocations or amount of goodwill at March 31, 1999.

4. Commitments and Contingencies

  The Company is involved in various legal actions. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                        GROUP MAINTENANCE AMERICA CORP.

                                  (unaudited)


5. Borrowing Activity

  The Company has a committed credit facility providing for $230 million of borrowing capacity (the "Credit Agreement") and, at March 31, 1999, had outstanding $156.0 million of borrowings under this facility. This facility, which is with a syndicate of banks led by Chase Bank of Texas, National Association, will mature in October 2001. Debt under the Credit Agreement bears interest at variable rates. Under the Credit Agreement, GroupMAC is required to maintain (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma earnings before interest, taxes, depreciation and amortization; (4) a maximum amount of total indebtedness to EBITDA; (5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement) and (6) a maximum amount of Capital Expenditures in relation to Consolidated Net Worth. At March 31, 1999, GroupMAC was in compliance with those covenants.

  In January 1999, the Company completed a private placement offering (the "Offering") of $130 million of unsecured senior subordinated notes (the "Notes") bearing interest at 9.75% and maturing in January 2009. The net proceeds of the offering were used to repay indebtedness incurred under the Credit Agreement.

  Under a registration rights agreement executed as part of the Offering, on April 21, 1999 the Company filed a registration statement enabling holders of the Notes to exchange the privately placed Notes for publicly registered notes with identical terms. The Company is required to use all reasonable efforts to cause the registration statement to become effective by June 21, 1999 and to consummate the exchange offer by July 21, 1999. If the Company cannot effect an exchange offer by this date and in other certain circumstances, management will use all reasonable efforts to file a shelf registration statement for the resale of the Notes. If the Company is unable to comply with these obligations under the registration rights agreement, the interest rate on the Notes will increase under certain circumstances.

  The Notes are guaranteed by all of the Company's current and future U.S. subsidiaries other than "Unrestricted Subsidiaries" (as defined in the indenture governing the Notes). As of May 14, 1999, there were no "Unrestricted Subsidiaries." These guarantees are full, unconditional and joint and several.

  The Notes pay interest semi-annually commencing July 15, 1999 and are redeemable at the option of the Company at any time on or after January 15, 2004. Additionally, the Notes' indenture has restrictive covenants or limitations on the payment of dividends, the distribution or redemption of capital stock as well as limitations on the incurrence of debt and on the sale of assets.

  The Company entered into an agreement to lock in the ten year U.S. Treasury rate used to price the Offering of the Notes. The Company locked in $100 million at 5.5212%, which management believes is an attractive long-term base rate. This agreement expired on January 31, 1999, and was settled on that date based upon the ten year Treasury yield of 4.648%, resulting in an additional pre-tax financing cost of approximately $6.9 million. In accordance with SFAS No. 80, Accounting for Futures Contracts, this agreement qualifies as a hedge and was recognized as deferred debt issue costs.

  In addition, the Company paid various arrangement fees and closing costs associated with the Offering. The unamortized portion of these expenses, along with the cost of the hedge discussed in the preceding paragraph, is included as deferred debt issue costs in the accompanying consolidated condensed balance sheets and amounted to approximately $10.5 million and $6.9 million at March 31, 1999 and December 31, 1998, respectively.

  In February 1999, the Company redeemed approximately $16.0 million of junior subordinated notes that had been issued in connection with an acquisition completed in November 1998. The holders of those notes had

                        GROUP MAINTENANCE AMERICA CORP.

                                  (unaudited)

the right to require redemption upon the issuance of the Notes. The Company used a portion of the proceeds of the Notes to pay the redemption price.

6. Operating Segments

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

  Other activities include financial data of two operating subsidiaries that provide products and services outside of those performed by the Company's two primary operating segments. Unallocated corporate expenses primarily include
(1) corporate overhead, (2) corporate and operating company management bonuses, (3) employee benefit plan expenses and (4) savings from national purchase agreements relating to materials and property/casualty insurance. Assets for the corporate function are included in the "Other" column in the presentation below.

  Segment information for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

                                     Commercial/
                                     Industrial  Residential  Other   Total
                                     ----------- ----------- ------- --------
Three month period ended March 31,
 1999:
Revenues............................  $232,580    $ 69,632   $   553 $302,765
Operating costs.....................   216,221      64,646       430  281,297
                                      --------    --------   ------- --------
Subtotal............................    16,359       4,986       123   21,468
Goodwill amortization...............     2,287         473        46    2,806
                                      --------    --------   ------- --------
Segment operating earnings..........  $ 14,072    $  4,513   $    77   18,662
                                      ========    ========   =======
Unallocated corporate expenses......                                   (2,428)
                                                                     --------
Income from operations..............                                 $ 16,234
                                                                     ========
Assets..............................  $647,067    $125,396   $41,278 $813,741
Three month period ended March 31,
 1998:
Revenues............................  $ 51,934    $ 54,497   $   661 $107,092
Operating costs.....................    48,915      50,696       603  100,214
                                      --------    --------   ------- --------
Subtotal............................     3,019       3,801        58    6,878
Goodwill amortization...............       405         373        43      821
                                      --------    --------   ------- --------
Segment operating earnings..........  $  2,614    $  3,428   $    15    6,057
                                      ========    ========   =======
Unallocated corporate expenses......                                   (1,486)
                                                                     --------
Income from operations..............                                 $  4,571
                                                                     ========

  Maintenance, repair and replacement services represented 59% and 43% and new installation services represented 41% and 57% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

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

General

  The Company's revenues are derived from providing maintenance, repair and replacement services and new installation services for mechanical, electrical and other systems to commercial/industrial and residential customers. Approximately 59% of the Company's revenues for the three months ended March 31, 1999 were derived from maintenance, repair and replacement services and 41% were attributable to new installation services. Maintenance, repair and replacement revenues are recognized as the services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. Revenues from fixed price installation and retro-fit contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method.

  The Company intends to make additional acquisitions across the two main technical disciplines (mechanical and electrical) within the commercial/industrial and residential markets. The Company's long-term objective is to develop maintenance, repair and replacement capabilities (both commercial/industrial and residential) in the top 100 markets within the United States, while offering new installation services across a more limited range of markets where new construction in the commercial/industrial and/or residential sectors is expected to out-pace the national average over the long term. Over time, this objective is expected to continue to shift revenues of the Company to an increased percentage of maintenance, repair and replacement revenue.

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

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                              Three months ended March 31
                                             --------------------------------
                                                  1999             1998
                                             ---------------  ---------------
Revenues.................................... $302,765  100.0% $107,092  100.0%
Cost of Services............................  244,018   80.6    82,706   77.2
                                             --------  -----  --------  -----
Gross Profit................................   58,747   19.4    24,386   22.8
Selling, General and Administrative
 Expenses...................................   42,513   14.0    19,815   18.5
                                             --------  -----  --------  -----
Income from Operations......................   16,234    5.4     4,571    4.3
Interest Expense, Net.......................   (5,714)  (1.9)     (229)  (0.2)
Other.......................................      155    0.1        (5)   0.0
                                             --------  -----  --------  -----
Income Before Income Tax Provision..........   10,675    3.5     4,337    4.0
Income Tax Provision........................    4,996    1.7     2,065    1.9
                                             --------  -----  --------  -----
Net Income.................................. $  5,679    1.9% $  2,272    2.1%
                                             ========  =====  ========  =====

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
 1998

  Revenues. Revenues increased $195.7 million, or 182.7%, to $302.8 million for the three months ended March 31, 1999 from $107.1 million for the three months ended March 31, 1998. The increase in revenues is attributable to the following:

  . $163.2 million relates to the incremental months of revenue contributed in the three months ended March 31, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended March 31, 1998,

  . $4.9 million relates to the incremental months of revenue contributed in the three months ended March 31, 1999 by residential companies acquired during or subsequent to the three months ended March 31, 1998,

  . $17.4 million relates to the same store growth in the commercial/industrial group. Of this increase, $8.8 million relates to volume increases in the Seattle/Portland market, with the balance of the increase generated primarily from the Dallas, Fort Lauderdale, Minneapolis, Little Rock and Vail, Colorado markets, and

  . $10.2 million relates to the same store growth in the residential group.
    Of this increase, $7.6 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $2.6 million relates to companies that primarily provide maintenance, repair and replacement services.

  Gross Profit. Gross profit increased $34.3 million, or 141.0%, to $58.7 million for the three months ended March 31, 1999 from $24.4 million for the three months ended March 31, 1998. The increase in gross profit is attributable to the following:

  . $27.1 million relates to the incremental months of gross profit contributed in the three months ended March 31, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended March 31, 1998,

  . $1.1 million relates to the incremental months of gross profit contributed in the three months ended March 31, 1999 by residential companies acquired during or subsequent to the three months ended March 31, 1998,

  . $3.1 million relates to the same store growth in the commercial/industrial group. Of this increase, $1.7 million relates to volume increases in the Seattle/Portland market, with the balance of the increase generated primarily from the Vail, Colorado market,

  . $2.5 million relates to the same store growth in the residential group.
    Of this increase, $2.0 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $0.5 million relates to companies that primarily provide maintenance, repair and replacement services in the markets they serve, and

  . $0.5 million relates to additional materials purchases savings in the current period.

Gross profit margin decreased 3.4% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 because of GroupMAC's acquisition emphasis during 1998 and the first quarter of 1999 on commercial/industrial businesses, which support the Company's national accounts initiatives although they typically have lower gross margins than residential businesses.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill amortization, increased $22.7 million, or 114.5%, to $42.5 million for the three months ended March 31, 1999 from $19.8 million for the three months ended March 31, 1998. The increase in these expenses is attributable to the following:

  . $15.4 million relates to the incremental months of selling, general and administrative expenses incurred in the three months ended March 31, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended March 31, 1998,

  . $0.9 million relates to the incremental months of selling, general and administrative expenses incurred in the three months ended March 31, 1999 by residential companies acquired during or subsequent to the three months ended March 31, 1998,

  . $1.6 million relates to the same store growth in the commercial/industrial group, with $0.5 million of the increase coming from the Company's Seattle/Portland operations,

  . $1.5 million relates to the same store growth in the residential group,

  . $2.6 million relates to incremental corporate expenses representing expansion of the corporate management team, expenses of employee benefit programs and infrastructure necessary to execute our operating and acquisition strategies,

  . $2.0 million relates to an increase in goodwill amortization associated with the above described acquisitions, and

  . $0.4 million relates to field bonuses.

Partially offsetting the above increases is approximately $1.7 million of savings related to our property and casualty insurance programs.

  As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses and goodwill amortization, decreased to 12.9% for the three months ended March 31, 1999 from 16.1% for the three months ended March 31, 1998, respectively, due primarily to achieving lower selling and administrative expense margins on a same store basis and acquiring a higher mix of commercial companies which tend to have lower selling, general and administrative expense structures relative to revenues earned. When including corporate expenses and goodwill amortization, selling, general and administrative expenses as a percentage of revenues decreased to 14.0% for the three months ended March 31, 1999 from 18.5% for the three months ended
March 31, 1998.

  Net Interest. Net interest increased $5.5 million during the three months ended March 31, 1999 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility and the issuance of the $130 million of unsecured senior subordinated notes (the "Notes") in January 1999 to finance the Company's aggressive acquisition program during 1998 and the first quarter of 1999. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $2.9 million to $5.0 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998. This increase corresponds with the pre-tax income increase of $6.3 million between periods. The effective tax rate for the three months ended March 31, 1999 was 46.8% compared to 47.6% for the three months ended March 31, 1998. The effective tax rate exceeds the Company's statutory federal and state tax rate due primarily to non-deductible goodwill amortization of $2.1 million and $0.8 million in the three months ended March 31, 1999 and 1998, respectively. The overall decrease in the effective tax rate results primarily from income tax planning strategies implemented during 1998, as well as three of the Company's acquisitions being structured as taxable transactions, resulting in the deductibility of goodwill for these entities.

Seasonality and Cyclicality

  The HVAC industry is subject to seasonal variations. Specifically, the demand for new installations is generally lower during the winter months due to reduced construction activities during inclement weather. Demand for HVAC services is generally higher in the second and third quarters. Accordingly, the Company expects its revenues and operating results generally will be lower in the first and, to a lesser degree, fourth quarters. Historically, the construction industry has been highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

  A substantial portion of the Company's business involves installation of mechanical and electrical systems in newly constructed residences and commercial/industrial facilities. Revenues from new installation services in the residential market is dependent upon the level of housing starts in the areas in which the Company operates. The housing industry is cyclical, and the Company's revenues from residential new installation will be affected by the factors that affect the housing industry. These factors include changes in employment and income levels, the availability and cost of financing for new home buyers and general economic conditions. The level of new commercial/industrial installation services is also affected by changes in economic conditions and interest rates. General downturns in housing starts or new commercial/industrial construction in the areas in which the Company operates could have a material adverse effect on the Company's business, including its financial condition and results of operations.

Inflation

  Inflation did not have a significant effect on the results of operations of the Company for the three month periods ended March 31, 1999 and 1998.

Year 2000

  Background. The Year 2000 issue refers to the inability of certain date sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21st century. Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in significant system and equipment failures. This is a significant issue for most if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. GroupMAC recognizes that it must take action to ensure that its operations will not be adversely impacted by Year 2000 software failures.

  GroupMAC's State of Readiness. The Company has completed an initial systems survey of each business acquired. That survey revealed that several of its core business applications possess Year 2000 problems. However, none of these problems are expected to be material to individual operating companies or, in the aggregate, to the Company because the 62 operating companies acquired by GroupMAC utilize approximately 34 different operating and accounting systems. As further discussed herein, GroupMAC has not migrated its operating companies to a common system platform. Accordingly, even if its Year 2000 evaluation fails to detect or correct an issue at one or more of the operating companies, it would not have a material impact on the other companies in the consolidated group.

  GroupMAC's Year 2000 plan includes the following phases:

 Evaluation

  GroupMAC retained an outside consulting firm to evaluate more thoroughly the extent of the problem and to assist it with cost estimates and in preparing an action plan to address the issues in a timely manner. This phase began in early July 1998 and included all companies from the initial system survey and those acquired through the first quarter of 1999. The evaluation phase has been completed at a cost of approximately $115,000. Additionally, GroupMAC has engaged an outside consulting firm to evaluate and estimate the impact of Year 2000 problems on potential future acquisitions as part of the due diligence process. These evaluations have been performed for all acquisitions to date and are included in the above cost estimates.

 Upgrading and Testing

  During the evaluation phase, we determined that most systems in use by GroupMAC could be upgraded to eliminate Year 2000 problems. The Company estimates that the cost of bringing the evaluated systems into compliance is between $200,000 and $250,000. The estimate includes between $125,000 and $170,000 for software upgrades and between $75,000 and $80,000 for implementation and testing. These costs are expected to be incurred during the first three quarters of 1999. GroupMAC will expense substantially all of these costs and will fund them through cash flow from operations.

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

  Independent of its Year 2000 activities discussed in the previous paragraphs, GroupMAC continues to develop a common information system throughout the organization for its overall information needs that will be free of any Year 2000 limitations. While GroupMAC as a whole is not dependent on the implementation of the common system to remedy its Year 2000 problem, one of the acquired businesses requires a completely new system to solve its Year 2000 issues. This company (with annual revenues of approximately $8.0 million) will be converted to a new system before December 31, 1999.

  Regarding the common information system, GroupMAC's board of directors has approved the prototype and pilot phase of an enterprise resource planning system ("ERP"). This phase is expected to take approximately ten months to complete and is expected to commence in the third quarter of this year and be concluded by the end of the second quarter of the Year 2000. If the prototype and pilot phase achieve acceptable results, the Company expects to implement the ERP system at most of its existing companies over a period of approximately three years.

  The Company is evaluating the effect of the Year 2000 problem on its most significant customers and suppliers, and thus indirectly on GroupMAC. This evaluation includes an ongoing process of contacting customers and suppliers whose systems have, or may have, an effect on the way GroupMAC conducts business. We are attempting to inventory and assess the Year 2000 readiness and compatibility of our material customers and suppliers through the completion of survey questionnaires. GroupMAC is currently reviewing survey questionnaires received to date and we expect to complete the analysis of our customers' and suppliers' systems by September 1999. GroupMAC does not have control of these suppliers and customers. While we will work diligently to coordinate with our suppliers and customers, there can be no assurance they will complete their efforts prior to January 1, 2000. There are no individual customers who will have a material impact on our revenues should they fail to complete their Year 2000 efforts. Additionally, GroupMAC has alternative vendors that can be relied on should a current vendor fail in its Year 2000 preparations.

  Embedded Technology. The Company has focused its assessments to date on its information technology systems. These assessments indicate that, due to the nature of its operations, the non-information technology systems (i.e. embedded technology such as microcontrollers) do not represent a significant area of risk relative to Year 2000 readiness. GroupMAC's operations do not include capital intensive equipment with embedded microcontrollers.

  Risks. While GroupMAC does not anticipate any difficulties achieving the upgrading and testing schedule described above, there is a risk that one or more of our companies will not meet the current schedule. If this occurs, the affected company may have to install a system similar to that being utilized at one of the other operating companies until the problem is remedied. Management believes that, if necessary, this could be accomplished without meaningful business interruption and/or significant cost to GroupMAC. Also, there is an unlikely scenario where any larger national supplier would have Year 2000 related constraints causing GroupMAC to shift product orders to other readily available suppliers.

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

  Summary. The following table summarizes the status and historical/estimated completion dates of the various stages of GroupMAC's Year 2000 plan:

                                                                  Historical or
                                                                    Estimated
      Phase of Project                                 Status    Completion Date
      ----------------                                 ------    ---------------
      Initial System Survey........................ Complete     February 1999
      Evaluation................................... Complete     February 1999
      Upgrade and Testing.......................... In Process   September 1999
      Customer/Supplier Evaluation................. In Process   September 1999
      Contingency Plan............................. If Necessary November 1999

Liquidity and Capital Resources

  Historically, GroupMAC has financed its operations and growth with internally generated working capital and borrowings from commercial banks or other lenders. These borrowings are generally secured by the accounts receivable and inventory of the Company.

  The Company has a committed credit facility providing for $230 million of borrowing capacity (the "Credit Agreement") and, at March 31, 1999, had outstanding $156.0 million of borrowings under this facility. This facility, which is with a syndicate of banks led by Chase Bank of Texas, National Association, will mature in October 2001. Debt under the Credit Agreement bears interest at variable rates. Under the Credit Agreement, GroupMAC is required to maintain (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma earnings before interest, taxes, depreciation and amortization; (4) a maximum amount of total indebtedness to EBITDA; (5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement) and (6) a maximum amount of Capital Expenditures in relation to Consolidated Net Worth. At March 31, 1999, GroupMAC was in compliance with those covenants. To date, neither the terms of the Credit Agreement and the indenture pursuant to which the Notes referred to below were issued, nor the debt represented thereby, have materially restricted the Company's ability to finance future operations or capital needs or to respond to changes in the Company's business or competitive activity.

  In January 1999, GroupMAC completed a private placement offering (the "Offering") of $130 million of the Notes bearing interest at 9.75% and maturing in January 2009. The net proceeds of the Offering were used to repay indebtedness incurred under the Credit Agreement.

  The Company entered into an agreement to lock in the ten year U.S. Treasury rate used to price the Offering. The Company locked in $100 million at 5.5212%, which management believes is an attractive long-term base rate. This agreement expired on January 31, 1999, and was settled on that date based upon the ten year Treasury yield of 4.648%, resulting in an additional pre-tax financing cost of approximately $6.9 million. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 80, Accounting for Futures Contracts, this agreement qualifies as a hedge and was recognized as deferred financing costs.

  The Company's largest need for capital in the past has been to fund acquisitions. Historically, the Company has generally paid for its acquisitions with cash and common stock in approximately equal amounts. The Company intends to continue to use its common stock as a significant component of the consideration that it pays for businesses to be acquired. When the Company's common stock price declines, the Company generally reduces the price it is willing to pay for acquisitions and in some cases may increase the cash component of the purchase price. If the price of the Company's common stock declines, then the Company believes that the number of companies willing to be acquired at an accretive price may be reduced, which could adversely impact the growth of the Company. Furthermore, if the Company pays a greater proportion of the consideration of future acquisitions in cash, then it will exhaust its available credit faster than would otherwise be the case and would increase its ratio of debt to total capitalization.

  GroupMAC's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the three months ended March 31, 1999 and 1998, capital expenditures aggregated $2.7 million and $2.2 million, respectively. GroupMAC anticipates that its cash flow from operations and existing credit facilities will provide cash in excess of its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

  For the three months ended March 31, 1999 and 1998, the Company generated $10.3 million and $2.4 million in cash from operating activities, respectively. For the three months ended March 31, 1999, net income, depreciation and amortization generated $11.5 million and changes in asset and liability accounts utilized a net $1.2 million. For the three months ended March 31, 1998, net income, depreciation, amortization and deferred taxes generated $3.7 million and changes in asset and liability accounts utilized a net $1.3 million.

  For the three months ended March 31, 1999, GroupMAC used $41.7 million in cash in investing activities. These activities principally consisted of $38.7 million for acquisitions and $2.7 million for capital expenditures. For three months ended March 31, 1998, we used $38.0 million in cash in investing activities. These activities principally consisted of $35.6 million for acquisitions and $2.2 million for capital expenditures.

  For the three months ended March 31, 1999, GroupMAC generated $35.6 million in cash from its financing activities. These activities principally consisted of proceeds from long-term debt, net of offering costs, of $222.0 million and $186.5 million in payments of long-term debt. For the three months ended March 31, 1998, GroupMAC generated $15.6 million in cash from its financing activities. These activities consisted of proceeds from long-term debt of $21.3 million and $5.7 million in payments of long-term debt.

  GroupMAC has registered under the Securities Act of 1933, as amended, and has available for issuance in connection with future acquisitions approximately 1.8 million shares of common stock. After their issuance, those registered shares generally are freely tradeable by persons not affiliated with GroupMAC unless it contractually restricts the resale, which it generally does.

  During the three months ended March 31, 1999, GroupMAC completed the acquisition of three commercial/industrial platform companies accounted for as purchases. The combined annual revenues of these acquired companies were approximately $165 million. Total consideration paid included cash payments of $35.2 million, $1.6 million of junior subordinated notes, 2.1 million shares of common stock, warrants to purchase approximately 80,000 shares of common stock and total debt assumed of $16.7 million. Additionally, during the three months ended March 31, 1999, the Company paid approximately $6.9 million of cash and 0.2 million shares of common stock related to previously recorded amounts due to former shareholders of the companies acquired prior to December 31, 1998. GroupMAC financed the cash portion of the purchase price using: (1) cash borrowed under the Credit Agreement and (2) internally generated funds.

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

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. Under present operations, this statement will have no impact on the Company's financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  The table below provides information about GroupMAC's market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                                               Fair Value
                                                                              At March 31,
                         1999  2000  2001    2002 2003  Thereafter     Total      1999
                         ----  ---- -------  ---- ----  ----------    ------- ------------
Revolving Line of
 Credit.................  --    --  156,000   --   --         --      156,000   156,000
  Average Rate..........                 (a)
Senior Subordinated
 Debt...................  --    --       --   --   --    130,000      130,000   130,000
  Average Rate..........                                    10.6%(b)
Junior Subordinated
 Debt...................  --    --       --   --   37      1,613        1,650     1,650
  Average Rate..........                          6.0%       6.0%
Fixed Rate Debt......... 885    --       --   --   --         --          885       885
  Average Rate.......... 6.1%

--------
(a) The Credit Agreement borrowings bear interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA (with all capitalized terms as defined in the Credit Agreement). The Eurodollar Rate is the rate defined in the Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA. At March 31, 1999, the weighted average interest rate in effect for the Credit Agreement borrowings, including amortization of related debt issuance costs, was 7.2%.
(b) The Senior Subordinated Debt is unsecured, matures January 2009 and bears interest at 9.75% payable semi-annually. In addition, there are approximately $10.7 million in related debt issuance costs which are being amortized to interest expense over the ten year life of the Notes, increasing the effective interest rate to 10.6%.

                                    PART II

                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

  During the quarter ended March 31, 1999, the Company issued securities that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), as follows: On January 14, 1999, the Company issued 272,146 shares of Common Stock, warrants to purchase 79,956 shares of Common Stock, and $1.6 million aggregate principal amount of junior subordinated notes in connection with the acquisition of the outstanding capital stock of Pacific Rim Mechanical Contractors, Inc. The issuance of such securities was completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act, no public offering being involved.

Item 6. Exhibits and Reports on Form 8-K

  (1) Exhibits.

         2  -- None
       3.1  -- Articles of Incorporation of the Company, as amended (Exhibit
               3.1 to Registration Statement No. 333-34067).
       3.2  -- Bylaws of the Company, as amended (Exhibit 3.2 to the Company's
               Form 10-K for the fiscal year ended December 31, 1998, File No.
               1-13565).
       4.1  -- Indenture dated January 22, 1999 among the Company, the
               Guarantors named therein
               and State Street Bank and Trust Company, as Trustee (Exhibit
               4.1 to Registration
               No. 333-76713).
      10    -- None
      11    -- None
      15    -- None
      18    -- None
      19    -- None
      22    -- None
      23    -- None
      24    -- None
      27    -- Financial Data Schedule
      99    -- None

  (2) Reports on Form 8-K.

  On January 5, 1999, the Company filed a Current Report on Form 8-K which disclosed, under Item 5 thereof, the issuance by the Company of two press releases announcing that (i) it had plans to sell $130.0 million aggregate principal amount of Senior Subordinated Notes due 2009 in a private offering to institutional buyers and (ii) it had signed three letters of intent to acquire companies with combined annual revenues of approximately $150 million.

  On January 19, 1999, the Company filed an amendment to the Current Report on Form 8-K that it filed on September 15, 1998 (as amended on September 21,
1998), with respect to the acquisition of Romanoff Electric Corp.
("Romanoff"), which was reported under Item 2 of the original Form 8-K. The amendment included audited financial statements of Romanoff.

  On January 19, 1999, the Company filed a Current Report on Form 8-K which disclosed, under Item 5 thereof, the acquisition by the Company of Stephen C. Pomeroy, Inc. ("Pomeroy"). The report included audited financial statements of Pomeroy.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Group Maintenance America Corp.

May 17, 1999                                      /s/ Darren B. Miller
                                        ----------------------------------------
                                                    Darren B. Miller
                                           Executive Vice President and Chief
                                                    Financial Officer
                                             (principal financial officer)

May 17, 1999                                       /s/ Daniel W. Kipp
                                        ----------------------------------------
                                                     Daniel W. Kipp
                                          Senior Vice President and Corporate
                                                       Controller
                                             (principal accounting officer)