Form 10-Q
period 1999-06-30
GROUP MAINTENANCE AMERICA CORP
filed 1999-08-16
CIK 1039690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

  Common Stock, par value $0.001 per share; 38,346,845 shares outstanding as of July 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        GROUP MAINTENANCE AMERICA CORP.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I Financial Information
  Item 1. Financial Statements............................................    1
     General Information..................................................    1
     Consolidated Condensed Balance Sheets................................    2
     Consolidated Condensed Statements of Operations......................    3
     Consolidated Condensed Statements of Cash Flows......................    4
     Notes to Consolidated Condensed Financial Statements.................    5
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   11
  Item 3.Quantitative and Qualitative Disclosures About Market Risk.......   21
Part II Other Information
  Item 1.Legal Proceedings................................................   *
  Item 2.Changes in Securities and Use of Proceeds........................   *
  Item 3.Defaults Upon Senior Securities..................................   *
  Item 4.Submission of Matters to a Vote of Security Holders..............   22
  Item 5.Other Information................................................   *
  Item 6.Exhibits and Reports on Form 8-K.................................   22

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

  During the six months ended June 30, 1999, the Company acquired nine additional companies, including eight platform companies and one satellite location (the "1999 Acquisitions"), representing approximately $282 million in incremental annual revenues. As of June 30, 1999, the Company comprised 67 operating companies performing services in 61 cities across 28 states and with $1.36 billion in pro forma 1998 revenues.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (in thousands, except par value)

                                                        June 30,   December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................  $  6,475     $  2,371
  Accounts receivable, net............................   279,705      187,251
  Inventories.........................................    20,887       17,843
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................    49,107       26,533
  Prepaid expenses and other current assets...........     9,657        6,134
  Deferred tax assets.................................     8,856        7,579
  Refundable income taxes.............................        --        3,341
                                                        --------     --------
    Total current assets..............................   374,687      251,052
PROPERTY AND EQUIPMENT, net...........................    51,297       40,795
GOODWILL, net.........................................   490,605      398,714
DEFERRED DEBT ISSUE COSTS.............................    14,121        9,260
OTHER LONG-TERM ASSETS................................     1,710        1,260
                                                        --------     --------
    Total assets......................................  $932,420     $701,081
                                                        ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current maturities of
   long-term debt.....................................  $    793     $ 12,959
  Accounts payable and accrued expenses...............   150,436       99,205
  Due to related parties..............................     4,938       14,961
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    44,402       27,830
  Deferred service contract revenue...................     4,622        4,429
  Income taxes payable................................     3,076        2,028
  Other current liabilities...........................     2,726        3,199
                                                        --------     --------
    Total current liabilities.........................   210,993      164,611
REVOLVING CREDIT FACILITY.............................   205,000      195,000
SENIOR SUBORDINATED NOTES.............................   130,000           --
JUNIOR SUBORDINATED NOTES.............................     1,650       16,000
DEFERRED TAX LIABILITIES..............................       680          733
OTHER LONG-TERM LIABILITIES...........................     1,499        8,808
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 50,000 shares
   authorized; none issued and outstanding............        --           --
  Common stock, $0.001 par value; 100,000 shares
   authorized; 37,304 and 33,154 shares issued and
   outstanding, respectively..........................        37           33
  Additional paid-in capital..........................   370,543      322,478
  Retained earnings (deficit).........................    12,018       (6,582)
                                                        --------     --------
    Total shareholders' equity........................   382,598      315,929
                                                        --------     --------
    Total liabilities and shareholders' equity........  $932,420     $701,081
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)
                                  (unaudited)

                                     Three months ended    Six months ended
                                          June 30,             June 30,
                                     --------------------  ------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  --------
REVENUES............................ $ 381,854  $ 159,185  $684,619  $266,277
COST OF SERVICES....................   299,813    119,838   543,831   202,544
                                     ---------  ---------  --------  --------
  Gross profit......................    82,041     39,347   140,788    63,733
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...........................    49,682     26,712    89,389    45,707
AMORTIZATION OF GOODWILL............     3,117      1,183     5,923     2,004
                                     ---------  ---------  --------  --------
  Income from operations............    29,242     11,452    45,476    16,022
OTHER INCOME (EXPENSE):
  Interest expense..................    (6,846)      (841)  (12,638)   (1,314)
  Interest income...................        96         44       174       229
  Other.............................       184         93       339       149
                                     ---------  ---------  --------  --------
  Income before income tax
   provision........................    22,676     10,748    33,351    15,086
INCOME TAX PROVISION................     9,755      4,653    14,751     6,718
                                     ---------  ---------  --------  --------
NET INCOME.......................... $  12,921  $   6,095  $ 18,600  $  8,368
                                     =========  =========  ========  ========
BASIC EARNINGS PER SHARE:
  EARNINGS PER SHARE................ $    0.35  $    0.24  $   0.52  $   0.35
                                     =========  =========  ========  ========
  WEIGHTED AVERAGE SHARES
   OUTSTANDING......................    36,872     25,229    35,898    24,198
                                     =========  =========  ========  ========
DILUTED EARNINGS PER SHARE:
  EARNINGS PER SHARE................ $    0.35  $    0.24  $   0.51  $   0.34
                                     =========  =========  ========  ========
  WEIGHTED AVERAGE SHARES
   OUTSTANDING......................    37,210     25,667    36,243    24,595
                                     =========  =========  ========  ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                          Six months ended
                                                              June 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...........................................  $   18,600   $   8,368
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................      12,668       4,875
  Other...............................................         (37)       (395)
  Changes in operating assets and liabilities, net of
   effect of acquisitions accounted for as purchases:
   (Increase) decrease in--
    Accounts receivable...............................     (36,402)     (8,372)
    Inventories.......................................      (1,627)     (1,048)
    Costs and estimated earnings in excess of billings
     on uncompleted contracts.........................      (3,828)     (5,691)
    Prepaid expenses and other current assets.........      (2,674)     (2,286)
    Refundable income taxes...........................       3,341       1,043
    Other long-term assets............................       1,226         672
   Increase (decrease) in--
    Accounts payable and accrued expenses.............      17,127       5,793
    Due to related parties............................          79      (5,434)
    Billings in excess of costs and estimated earnings
     on uncompleted contracts.........................       5,483       3,891
    Deferred service contract revenue.................         193        (510)
    Income taxes payable..............................        (116)      4,633
    Other current liabilities.........................        (625)        770
    Other long-term liabilities.......................        (444)        (74)
                                                        ----------   ---------
     Net cash provided by operating activities........      12,964       6,235
                                                        ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for acquisitions, net of cash acquired of
  $4,445 and $8,567...................................     (74,504)    (71,480)
 Deferred acquisition costs...........................      (1,746)       (726)
 Purchase of property and equipment...................      (7,495)     (4,574)
 Proceeds from sale of property and equipment.........         601         138
                                                        ----------   ---------
     Net cash used in investing activities............     (83,144)    (76,642)
                                                        ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from senior subordinated debt offering, net
  of offering costs...................................     119,105          --
 Proceeds from other long-term debt...................     164,800      74,400
 Payments of long-term debt...........................    (207,949)    (24,240)
 Deferred financing costs on other long-term debt.....      (1,851)         --
 Exercise of stock options............................         179          --
                                                        ----------   ---------
     Net cash provided by financing activities........      74,284      50,160
                                                        ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..       4,104     (20,247)
CASH AND CASH EQUIVALENTS, beginning of period........       2,371      25,681
                                                        ----------   ---------
CASH AND CASH EQUIVALENTS, end of period..............  $    6,475   $   5,434
                                                        ==========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid........................................  $    7,713   $     629
 Income taxes paid....................................  $   14,793   $   1,361

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

  Certain amounts recorded in the three and six month periods ended June 30, 1998 and at December 31, 1998 have been reclassified to conform with the current period presentation.

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

  The following table summarizes weighted average shares outstanding for each of the historical periods presented (in thousands):

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                         ------------------- -----------------
                                           1999      1998      1999     1998
                                         --------- --------- -------- --------
Shares issued through December 31, 1997
 excluding acquisitions.................    16,629    16,629   16,629   16,629
Shares issued for 1997 acquisitions.....     4,733     4,444    4,733    4,439
Shares issued for 1998 acquisitions.....    12,095     4,156   12,086    3,130
Shares issued for 1999 acquisitions.....     3,384        --    2,428       --
Exercise of stock options...............        31        --       22       --
                                         --------- --------- -------- --------
Weighted average shares outstanding--
 Basic..................................    36,872    25,229   35,898   24,198
Incremental effect of options and
 warrants outstanding...................       338       438      345      397
                                         --------- --------- -------- --------
Weighted average shares outstanding--
 Diluted................................    37,210    25,667   36,243   24,595
                                         ========= ========= ======== ========

  As of June 30, 1999, options to purchase 2.6 million shares of common stock and warrants to purchase 0.6 million shares of common stock were not included in the calculation of diluted earnings per share for both the three and six month periods ended June 30, 1999 because the exercise price of such options and warrants was greater than the average market price of the common shares.

3. Business Combinations

  During the six months ended June 30, 1999, the Company completed the acquisition of the 1999 Acquisitions for approximately $119.1 million, which includes cash payments of $69.7 million, $1.6 million in junior subordinated notes, 3.9 million shares of common stock and warrants to purchase approximately 80,000 shares of common stock. Of the total consideration, approximately $4.1 million of cash was due to former owners at June 30, 1999. All such acquisitions were accounted for as purchases. In connection with these acquisitions,

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)
the Company assumed approximately $25.0 million of debt. The combined annual 1998 revenues of the 1999 Acquisitions were approximately $282 million. Certain former owners of businesses acquired as part of the 1999 Acquisitions have the ability to receive additional amounts of purchase price, payable in cash and common stock, upon the occurrence of future events.

  Also during the six months ended June 30, 1999, the Company paid approximately $13.3 million of cash and 0.3 million shares of common stock related to previously recorded amounts due to former shareholders of companies acquired prior to December 31, 1998. Included in these amounts are payments of contingent consideration related to acquisitions prior to December 31, 1998 of approximately $3.0 million in cash and 0.3 million shares of common stock. In addition, the Company reduced amounts due to former shareholders by approximately $0.9 million related to final purchase price settlements.

  The unaudited pro forma data presented below consists of the combined income statement data for GroupMAC and its subsidiaries as if all of the 1998 acquisitions and the 1999 Acquisitions were effective on the first day of the period being reported (in thousands, except for per share amounts).

                                             Pro Forma Data     Pro Forma Data
                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                           ------------------- -----------------
                                             1999      1998      1999     1998
                                           --------- --------- -------- --------
Revenues.................................. $ 389,536 $ 349,259 $728,375 $649,451
Net income................................ $  13,056 $  13,448 $ 19,355 $ 19,694
Net income per share:
  Basic................................... $    0.35 $    0.36 $   0.52 $   0.53
  Diluted................................. $    0.35 $    0.35 $   0.51 $   0.52

  Pro forma adjustments included in the amounts above consist of (i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of June 30, 1999 had been outstanding for both the three and six month periods ended June 30, 1999 and 1998 at interest rates in effect on June 30, 1999, and (iv) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding from the beginning of the periods presented.

  The 1999 Acquisitions included in the accompanying financial statements were accounted for under the purchase method of accounting. Purchase price consideration is subject to final adjustment. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair values and may be revised as additional information becomes available. Such additional information includes appraisals on property, contingent liabilities of the acquired business, and final settlements related to the acquisition consideration and the net assets acquired. However, the Company does not expect the receipt of this additional information to cause any significant adjustments to the purchase price allocations or amount of goodwill at June 30, 1999.

4. Commitments and Contingencies

  The Company is involved in various legal actions. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)

5. Borrowing Activity

 Revolving Credit Facility


  The Company has a committed credit facility providing for $425 million of borrowing capacity (the "Credit Agreement") and, at June 30, 1999, had outstanding $205.0 million of borrowings under this facility. The Credit Agreement was expanded from $230 million to $425 million during the second quarter of 1999. This facility, which is with a syndicate of banks led by Chase Bank of Texas, National Association, will mature in October 2001. Debt under the Credit Agreement bears interest at variable rates. Under the Credit Agreement, GroupMAC is required to maintain (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma earnings before interest, taxes, depreciation and amortization; (4) a maximum amount of total indebtedness to EBITDA; (5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement) and (6) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At June 30, 1999, GroupMAC was in compliance with those covenants.

  The Company has paid various underwriting and arrangement fees and closing costs associated with the origination, syndication and expansion of the Credit Agreement. The unamortized portion of these expenses is included as deferred debt issue costs in the accompanying consolidated condensed balance sheets and amounted to approximately $3.7 million and $2.4 million at June 30, 1999 and December 31, 1998, respectively.

 Senior Subordinated Notes

  In January 1999, the Company completed a private placement offering (the "Offering") of $130 million of unsecured senior subordinated notes (the "Notes") bearing interest at 9.75% and maturing in January 2009. The net proceeds of the Offering were used to repay indebtedness incurred under the Credit Agreement.

  Under a registration rights agreement executed as part of the Offering, on April 21, 1999 the Company filed a registration statement enabling holders of the Notes to exchange the privately placed Notes for publicly registered notes with identical terms. The registration statement became effective June 21, 1999 and the exchange offer was consummated on July 21, 1999.

  The Notes are guaranteed by all of the Company's current and future U.S. subsidiaries other than "Unrestricted Subsidiaries" (as defined in the indenture governing the Notes). As of August 16, 1999, there were no "Unrestricted Subsidiaries." These guarantees are full, unconditional and joint and several.

  The Notes pay interest semi-annually commencing July 15, 1999 and are redeemable at the option of the Company at any time on or after January 15, 2004. Additionally, the Notes' indenture has restrictive covenants or limitations on the payment of dividends, the distribution or redemption of capital stock, the incurrence of debt and on the sale of assets.

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

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)

  In addition, the Company paid various arrangement fees and closing costs associated with the Offering. The unamortized portion of these expenses, along with the cost of the hedge discussed in the preceding paragraph, is included as deferred debt issue costs in the accompanying consolidated condensed balance sheets and amounted to approximately $10.4 million and $6.9 million at June 30, 1999 and December 31, 1998, respectively.

 Junior Subordinated Notes

  In February 1999, the Company redeemed approximately $16.0 million of junior subordinated notes that had been issued in connection with an acquisition completed in November 1998. The holders of those notes had the right to require redemption upon the issuance of the Notes. The Company paid the redemption price with borrowings under the Credit Agreement.

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

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)

  Segment information for the three and six month periods ended June 30, 1999 and 1998 was as follows (in thousands):

                                     Commercial/
                                     Industrial  Residential  Other   Total
                                     ----------- ----------- ------- --------
Three month period ended June 30,
 1999:
Revenues............................  $294,089    $ 87,265   $   500 $381,854
Operating costs.....................   269,866      78,024       374  348,264
                                      --------    --------   ------- --------
Subtotal............................    24,223       9,241       126   33,590
Goodwill amortization...............     2,580         492        45    3,117
                                      --------    --------   ------- --------
Segment operating earnings..........  $ 21,643    $  8,749   $    81   30,473
                                      ========    ========   =======
Unallocated corporate expenses......                                   (1,231)
                                                                     --------
Income from operations..............                                 $ 29,242
                                                                     ========
Assets..............................  $752,718    $136,007   $43,695 $932,420
Three month period ended June 30,
 1998:
Revenues............................  $ 84,428    $ 74,149   $   608 $159,185
Operating costs.....................    78,071      65,676       562  144,309
                                      --------    --------   ------- --------
Subtotal............................     6,357       8,473        46   14,876
Goodwill amortization...............       736         401        46    1,183
                                      --------    --------   ------- --------
Segment operating earnings..........  $  5,621    $  8,072   $    --   13,693
                                      ========    ========   =======
Unallocated corporate expenses......                                   (2,241)
                                                                     --------
Income from operations..............                                 $ 11,452
                                                                     ========

  Maintenance, repair and replacement services represented 58% and 48% and new installation services represented 42% and 52% of total revenues for the three months ended June 30, 1999 and 1998, respectively.

               GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)

                                       Commercial/
                                       Industrial  Residential Other   Total
                                       ----------- ----------- ------ --------
Six month period ended June 30, 1999:
Revenues..............................  $526,669    $156,897   $1,053 $684,619
Operating costs.......................   486,087     142,670      804  629,561
                                        --------    --------   ------ --------
Subtotal..............................    40,582      14,227      249   55,058
Goodwill amortization.................     4,867         965       91    5,923
                                        --------    --------   ------ --------
Segment operating earnings............  $ 35,715    $ 13,262   $  158   49,135
                                        ========    ========   ======
Unallocated corporate expenses........                                  (3,659)
                                                                      --------
Income from operations................                                $ 45,476
                                                                      ========
Six month period ended June 30, 1998:
Revenues..............................  $136,362    $128,646   $1,269 $266,277
Operating costs.......................   126,986     116,372    1,165  244,523
                                        --------    --------   ------ --------
Subtotal..............................     9,376      12,274      104   21,754
Goodwill amortization.................     1,141         774       89    2,004
                                        --------    --------   ------ --------
Segment operating earnings............  $  8,235    $ 11,500   $   15   19,750
                                        ========    ========   ======
Unallocated corporate expenses........                                  (3,728)
                                                                      --------
Income from operations................                                $ 16,022
                                                                      ========

  Maintenance, repair and replacement services represented 58% and 44% and new installation services represented 42% and 56% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

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

General

  The Company's revenues are derived from providing maintenance, repair and replacement services and new installation services for mechanical, electrical and other systems to commercial/industrial and residential customers. Approximately 58% of the Company's revenues for the six months ended June 30, 1999 were derived from maintenance, repair and replacement services and 42% were attributable to new installation services. Maintenance, repair and replacement revenues are recognized as the services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. Revenues from fixed price installation and retro-fit contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method.

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

 Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                              Three months ended June 30
                                             --------------------------------
                                                  1999             1998
                                             ---------------  ---------------
Revenues.................................... $381,854  100.0% $159,185  100.0%
Cost of Services............................  299,813   78.5   119,838   75.3
                                             --------  -----  --------  -----
Gross Profit................................   82,041   21.5    39,347   24.7
Selling, General and Administrative
 Expenses...................................   52,799   13.8    27,895   17.5
                                             --------  -----  --------  -----
Income from Operations......................   29,242    7.7    11,452    7.2
Interest Expense, Net.......................   (6,750)  (1.8)     (797)  (0.5)
Other.......................................      184    0.0        93    0.1
                                             --------  -----  --------  -----
Income Before Income Tax Provision..........   22,676    5.9    10,748    6.8
Income Tax Provision........................    9,755    2.6     4,653    2.9
                                             --------  -----  --------  -----
Net Income.................................. $ 12,921    3.4% $  6,095    3.8%
                                             ========  =====  ========  =====

  Revenues. Revenues increased $222.7 million, or 139.9%, to $381.9 million for the three months ended June 30, 1999 from $159.2 million for the three months ended June 30, 1998. The increase in revenues is attributable to the following:

 . $172.3 million relates to the incremental revenue contributed in the three months ended June 30, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended June 30, 1998;

 . $5.1 million relates to the incremental revenue contributed in the three months ended June 30, 1999 by residential companies acquired during or subsequent to the three months ended June 30, 1998;

 . $37.3 million relates to the same store growth in the commercial/industrial group. Of this increase, $13.9 million results from growth in work in mission-critical environments and voice/data cabling in the Mid-Atlantic region, $11.9 million relates to volume increases in the Seattle/Portland market, and the balance of the increase is primarily due to growth in the Little Rock, Memphis and Bakersfield, CA markets; and

 . $8.0 million relates to the same store growth in the residential group. Of this increase, $5.1 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $2.9 million relates to companies that primarily provide maintenance, repair and replacement services.

  Gross Profit. Gross profit increased $42.7 million, or 108.5%, to $82.0 million for the three months ended June 30, 1999 from $39.3 million for the three months ended June 30, 1998. The increase in gross profit is attributable to the following:

 . $33.4 million relates to the incremental gross profit contributed in the three months ended June 30, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended June 30, 1998;

 . $0.9 million relates to the incremental gross profit contributed in the three months ended June 30, 1999 by residential companies acquired during or subsequent to the three months ended June 30, 1998;

 . $4.3 million relates to the same store growth in the commercial/industrial group. Of this increase, $1.5 million relates to growth in mission critical environments and voice/data cabling in the Mid-Atlantic region, $2.0 million relates to volume increases in the Seattle/Portland market, and the balance of the increase due primarily to growth in the Little Rock, Memphis, Bakersfield, CA and Vail, CO markets;

 . $3.5 million relates to the same store growth in the residential group. Of this increase, $2.4 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $1.1 million relates to companies that primarily provide maintenance, repair and replacement services; and

 . $0.6 million relates to additional materials purchases savings in the current period.

  Gross profit margin decreased 3.2% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 because of GroupMAC's acquisition emphasis during 1998 and the first half of 1999 on commercial/industrial businesses, which support the Company's national accounts initiatives although they typically have lower gross margins than residential businesses. Furthermore, 72% of the total growth in same store revenue during the three months ended June 30, 1999 came from companies that historically have gross margins below the average of all companies combined.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill amortization, increased $24.9 million, or 89.3%, to $52.8 million for the three months ended June 30, 1999 from $27.9 million for the three months ended June 30, 1998. The increase in these expenses is attributable to the following:

 . $16.5 million relates to the incremental selling, general and administrative expenses incurred in the three months ended June 30, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended June 30, 1998;

 . $0.8 million relates to the incremental selling, general and administrative expenses incurred in the three months ended June 30, 1999 by residential companies acquired during or subsequent to the three months ended June 30, 1998;

 . $3.4 million relates to the same store growth in the commercial/industrial group. Of this increase, $0.8 million relates to growth in mission critical environments and voice/data cabling in the Mid-Atlantic region and $1.2 million relates to volume increases in the Seattle/Portland market;

 . $2.8 million relates to the same store growth in the residential group;

 . $1.7 million relates to incremental corporate expenses representing expansion of the corporate management team, expenses of employee benefit programs and infrastructure necessary to execute our operating and acquisition strategies;

 . $1.9 million relates to an increase in goodwill amortization associated with the above described acquisitions; and

 . $0.1 million relates to increased field bonuses.

  Partially offsetting the above increases is approximately $2.3 million of increased savings related to our property and casualty insurance programs.

  As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses and goodwill amortization, decreased to 12.0% for the three months ended June 30, 1999 from 15.3% for the three months ended June 30, 1998, respectively, due primarily to achieving lower selling and administrative expense margins on a same store basis and acquiring a higher mix of commercial companies which tend to have lower selling, general and administrative expense structures relative to revenues earned. When including corporate expenses and goodwill amortization, selling, general and administrative expenses as a percentage of revenues decreased to 13.8% for the three months ended June 30, 1999 from 17.5% for the three months ended June 30, 1998.

  Net Interest. Net interest increased $6.0 million during the three months ended June 30, 1999 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility and the issuance in January 1999 of $130 million of unsecured senior subordinated notes (the "Notes"), which carry a higher rate of interest than loans under the credit facility. The higher level of borrowings was needed to finance the Company's aggressive acquisition program during 1998 and the first half of 1999. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $5.1 million to $9.8 million for the three months ended June 30, 1999 from $4.7 million for the three months ended June 30, 1998. This increase corresponds with the pre-tax income increase of $11.9 million between periods. The effective tax rate for the three months ended June 30, 1999 was 43.0% compared to 43.3% for the three months ended June 30, 1998. The effective tax rate exceeds the Company's statutory federal and state tax rate due primarily to non-deductible goodwill amortization of $2.3 million and $1.2 million in the three months ended June 30, 1999 and 1998, respectively. The overall decrease in the effective tax rate results from certain income tax strategies, including structuring five of the Company's acquisitions as taxable transactions, resulting in the deductibility of goodwill for these entities.

 Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                               Six months ended June 30
                                         -----------------------------------
                                              1999               1998
                                         ----------------   ----------------
Revenues................................ $684,619   100.0%  $266,277   100.0%
Cost of Services........................  543,831    79.4    202,544    76.1
                                         --------   -----   --------   -----
Gross Profit............................  140,788    20.6     63,733    23.9
Selling, General and Administrative
 Expenses...............................   95,312    13.9     47,711    17.9
                                         --------   -----   --------   -----
Income from Operations..................   45,476     6.6     16,022     6.0
Interest Expense, Net...................  (12,464)   (1.8)    (1,085)   (0.4)
Other...................................      339     0.1        149     0.1
                                         --------   -----   --------   -----
Income Before Income Tax Provision......   33,351     4.9     15,086     5.7
Income Tax Provision....................   14,751     2.2      6,718     2.6
                                         --------   -----   --------   -----
Net Income.............................. $ 18,600     2.7%  $  8,368     3.1%
                                         ========   =====   ========   =====

  Revenues. Revenues increased $418.3 million, or 157.1%, to $684.6 million for the six months ended June 30, 1999 from $266.3 million for the six months ended June 30, 1998. The increase in revenues is attributable to the following:

 . $335.5 million relates to the incremental revenue contributed in the six months ended June 30, 1999 by commercial/industrial companies acquired during or subsequent to the six months ended June 30, 1998;

 . $9.8 million relates to the incremental revenue contributed in the six months ended June 30, 1999 by residential companies acquired during or subsequent to the six months ended June 30, 1998;

 . $54.8 million relates to the same store growth in the commercial/industrial group. Of this increase, $20.7 million relates to volume increases in the Seattle/Portland market and $13.9 million results from growth in work in mission-critical environments and voice/data cabling in the Mid-Atlantic region with the balance of the increase generated primarily from the Dallas, Little Rock, Memphis, Fort Lauderdale, Bakersfield, CA and Vail, CO markets; and

 . $18.2 million relates to the same store growth in the residential group. Of this increase, $12.6 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $5.6 million relates to companies that primarily provide maintenance, repair and replacement services.

  Gross Profit. Gross profit increased $77.1 million, or 120.9%, to $140.8 million for the six months ended June 30, 1999 from $63.7 million for the six months ended June 30, 1998. The increase in gross profit is attributable to the following:

 . $60.7 million relates to the incremental gross profit contributed in the six months ended June 30, 1999 by commercial/industrial companies acquired during or subsequent to the six months ended June 30, 1998;

 . $2.1 million relates to the incremental gross profit contributed in the six months ended June 30, 1999 by residential companies acquired during or subsequent to the six months ended June 30, 1998;

 . $7.4 million relates to the same store growth in the commercial/industrial group. Of this increase, $3.7 million relates to volume increases in the Seattle/Portland market and $1.5 million results from growth in work in mission-critical environments and voice/data cabling in the Mid-Atlantic region, with the balance of the increase generated primarily from the Little Rock, Memphis, Fort Lauderdale, Bakersfield, CA and Vail, CO markets, offset by continued economic softening in the Richmond, VA market;

 . $5.8 million relates to the same store growth in the residential group. Of this increase, $4.4 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $1.4 million relates to companies that primarily provide maintenance, repair and replacement services; and

 . $1.1 million relates to additional materials purchases savings in the current period.

  Gross profit margin decreased 3.3% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 because of GroupMAC's acquisition emphasis during 1998 and the first half of 1999 on commercial/industrial businesses, which support the Company's national accounts initiatives although they typically have lower gross margins than residential businesses. Furthermore, 73% of the total growth in same store revenue during the six months ended June 30, 1999 came from companies that historically have gross margins below the average of all companies combined.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill amortization, increased $47.6 million, or 99.8%, to $95.3 million for the six months ended June 30, 1999 from $47.7 million for the six months ended June 30, 1998. The increase in these expenses is attributable to the following:

 . $31.9 million relates to the incremental selling, general and administrative expenses incurred in the six months ended June 30, 1999 by commercial/industrial companies acquired during or subsequent to the six months ended June 30, 1998;

 . $1.7 million relates to the incremental selling, general and administrative expenses incurred in the six months ended June 30, 1999 by residential companies acquired during or subsequent to the six months ended June 30, 1998;

 . $5.0 million relates to the same store growth in the commercial/industrial group, with $1.8 million of the increase coming from the Company's Seattle/Portland operations and $0.8 million from the Mid-Atlantic market;

 . $4.3 million relates to the same store growth in the residential group;

 . $4.4 million relates to incremental corporate expenses representing expansion of the corporate management team, expenses of employee benefit programs and infrastructure necessary to execute our operating and acquisition strategies;

 . $3.9 million relates to an increase in goodwill amortization associated with the above described acquisitions; and

 . $0.5 million relates to increased field bonuses.

  Partially offsetting the above increases is approximately $4.1 million of increased savings related to our property and casualty insurance programs.

  As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses and goodwill amortization, decreased to 11.9% for the six months ended June 30, 1999 from 15.6% for the six months ended June 30, 1998, due primarily to achieving lower selling and administrative expense margins on a same store basis and acquiring a higher mix of commercial companies which tend to have lower selling, general and administrative expense structures relative to revenues earned. When including corporate expenses and goodwill amortization, selling, general and administrative expenses as a percentage of revenues decreased to 13.9% for the six months ended June 30, 1999 from 17.9% for the six months ended June 30, 1998.

  Net Interest. Net interest increased $11.4 million during the six months ended June 30, 1999 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility and the issuance in January 1999 of the Notes, which carry a higher rate of interest than loans under the credit facility. The higher level of borrowings was needed to finance the Company's aggressive acquisition program during 1998 and the first half of 1999. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $8.0 million to $14.8 million for the six months ended June 30, 1999 from $6.7 million for the six months ended June 30, 1998. This increase corresponds with the pre-tax income increase of $18.3 million between periods. The effective tax rate for the six months ended June 30, 1999 was 44.2% compared to 44.5% for the six months ended June 30, 1998. The effective tax rate exceeds the Company's statutory federal and state tax rate due primarily to non-deductible goodwill amortization of $4.5 million and $2.0 million in the six months ended June 30, 1999 and 1998, respectively. The overall decrease in the effective tax rate results from certain income tax strategies, including structuring five of the Company's acquisitions as taxable transactions, resulting in the deductibility of goodwill for these entities.

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

  A substantial portion of the Company's business involves installation of mechanical and electrical systems in newly constructed residences and commercial/industrial facilities. Revenues from new installation services in the residential market are dependent upon the level of housing starts in the areas in which the Company operates. The housing industry is cyclical, and the Company's revenues from residential new installation will be affected by the factors that affect the housing industry. These factors include changes in employment and income levels, the availability and cost of financing for new home buyers and general economic conditions. The level of new commercial/industrial installation services is also affected by changes in economic conditions and interest rates. General downturns in housing starts or new commercial/industrial construction in the areas in which the Company operates could have a material adverse effect on the Company's business, including its financial condition and results of operations.

Inflation

  Inflation did not have a significant effect on the results of operations of the Company for the six month periods ended June 30, 1999 and 1998.

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

  GroupMAC's State of Readiness. The Company has completed an initial systems survey of each business acquired. That survey revealed that several of its core business applications possessed Year 2000 problems. However, none of these problems are expected to be material to individual operating companies or, in the aggregate, to the Company because the 67 operating companies acquired by GroupMAC utilize approximately 34 different operating and accounting systems. As further discussed herein, GroupMAC has not migrated its operating companies to a common system platform. Accordingly, even if its Year 2000 evaluation fails to detect or correct an issue at one or more of the operating companies, it would not have a material impact on the other companies in the consolidated group.

GroupMAC's Year 2000 plan includes the following phases:

 Evaluation

  GroupMAC retained an outside consulting firm to evaluate more thoroughly the extent of the problem and to assist it with cost estimates and in preparing an action plan to address the issues in a timely manner. This phase began in early July 1998 and included all companies from the initial system survey and those acquired through the first half of 1999. The evaluation phase has been completed at a cost of approximately $130,000. Additionally, GroupMAC has engaged an outside consulting firm to evaluate and estimate the impact of Year 2000 problems on potential future acquisitions as part of the due diligence process. These evaluations have been performed for all acquisitions to date and are included in the above cost figure.

 Upgrading and Testing

  During the evaluation phase, we determined that most systems in use by GroupMAC could be upgraded to eliminate Year 2000 problems. The Company estimates that the cost of bringing the evaluated systems into compliance is between $275,000 and $350,000. The estimate includes between $175,000 and $225,000 for software upgrades and between $100,000 and $125,000 for implementation and testing. Substantially all of these costs are expected to be incurred by the end of 1999. GroupMAC will expense substantially all of these costs and will fund them through cash flow from operations.

  Management has implemented tracking mechanisms to ensure upgrades are completed in a timely manner. Since each individual company has different systems in use today, the implementation schedule varies for each company and the Year 2000 plan will be modified as events warrant. All upgrading and testing is scheduled to be completed by November 1999. It is not anticipated that management involvement or the use of capital resources in solving Year 2000 problems will have a substantial impact on other information technology projects.

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

  Regarding the common information system, GroupMAC's board of directors has approved the prototype and pilot phase of an enterprise resource planning system ("ERP"). This phase has commenced and is expected to take approximately ten months to complete, with conclusion expected by the end of the second quarter of the Year 2000. If the prototype and pilot phase achieve acceptable results, the Company expects to implement the ERP system at most of its existing companies over a period of approximately three years.

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

  Risks. While GroupMAC does not anticipate any difficulties achieving the upgrading and testing schedule described above, there is a risk that one or more of our companies will not meet the current schedule. If this occurs, the affected company may have to install a system similar to that being utilized at one of the other operating companies until the problem is remedied. Management believes that, if necessary, this could be accomplished without meaningful business interruption and/or significant cost to GroupMAC. Also, there is an unlikely scenario where any large national supplier would have Year 2000 related constraints causing GroupMAC to shift product orders to other readily available suppliers.

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

  Summary. The following table summarizes the status and historical/estimated completion dates of the various stages of GroupMAC's Year 2000 plan:

                                                                  Historical or
                                                                    Estimated
                                                                    Completion
                  Phase of Project                      Status         Date
                  ----------------                   ------------ --------------
Initial System Survey............................... Complete     February 1999
Evaluation.......................................... Complete     February 1999
Upgrade and Testing................................. In Process   November 1999
Customer/Supplier Evaluation........................ In Process   September 1999
Contingency Plan.................................... If Necessary November 1999

Liquidity and Capital Resources

  Historically, GroupMAC has financed its operations and growth with internally generated working capital and borrowings from commercial banks or other lenders. These borrowings are generally secured by the accounts receivable and inventory of the Company.

  The Company has a committed credit facility providing for $425 million of borrowing capacity (the "Credit Agreement") and, at June 30, 1999, had outstanding $205.0 million of borrowings under this facility. This facility was expanded from $230 million to $425 million during the second quarter of 1999. This facility, which is with a syndicate of banks led by Chase Bank of Texas, National Association, will mature in October 2001. Debt under the Credit Agreement bears interest at variable rates. Under the Credit Agreement, GroupMAC is required to maintain (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma earnings before interest, taxes, depreciation and amortization; (4) a maximum amount of total indebtedness to EBITDA; (5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement) and (6) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At June 30, 1999, GroupMAC was in compliance with those covenants. To date, neither the terms of the Credit Agreement and the indenture pursuant to which the Notes were issued, nor the debt represented thereby, have materially restricted the Company's ability to finance future operations or capital needs or to respond to changes in the Company's business or competitive activity.

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

  GroupMAC's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the six months ended June 30, 1999 and 1998, capital expenditures aggregated $7.5 million and $4.6 million, respectively. GroupMAC anticipates that its cash flow from operations and existing credit facilities will provide cash in excess of its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

  For the six months ended June 30, 1999 and 1998, the Company generated $13.0 million and $6.2 million in cash from operating activities, respectively. For the six months ended June 30, 1999, net income, depreciation, amortization and other items generated $31.3 million and changes in asset and liability accounts utilized a net $18.3 million. The use of cash due to changes in asset and liability accounts is due primarily to increased levels of receivables, the majority of which results from internal revenue growth during the six months ended June 30, 1999. For the six months ended June 30, 1998, net income, depreciation, amortization and other items generated $12.9 million and changes in asset and liability accounts utilized a net $6.7 million.

  For the six months ended June 30, 1999, GroupMAC used $83.1 million in cash in investing activities. These activities principally consisted of $74.5 million for acquisitions and $7.5 million for capital expenditures. For the six months ended June 30, 1998, GroupMAC used $76.6 million in cash in investing activities. These activities principally consisted of $71.5 million for acquisitions and $4.6 million for capital expenditures.

  For the six months ended June 30, 1999, GroupMAC generated $74.3 million in cash from its financing activities. These activities principally consisted of proceeds from long-term debt, net of offering costs, of $282.1 million and $208.0 million in payments of long-term debt. For the six months ended June 30, 1998, GroupMAC generated $50.2 million in cash from its financing activities. These activities consisted of proceeds from long-term debt of $74.4 million and $24.2 million in payments of long-term debt.

  GroupMAC has registered under the Securities Act of 1933, as amended, and has available for issuance in connection with future acquisitions approximately 7.2 million shares of common stock. After their issuance, those registered shares generally are freely tradable by persons not affiliated with GroupMAC unless it contractually restricts the resale, which it generally does.

  During the six months ended June 30, 1999, GroupMAC completed the acquisition of seven commercial/industrial platform companies, one residential platform company and one commercial/industrial satellite location, all accounted for as purchases. The combined annual revenues of these acquired companies were approximately $282 million. Total consideration paid included cash payments of $69.7 million, $1.6 million of junior subordinated notes, 3.9 million shares of common stock, warrants to purchase approximately 80,000 shares of common stock and total debt assumed of $25.0 million. Additionally, during the six months ended June 30, 1999, the Company paid approximately $13.3 million of cash and 0.3 million shares of common stock related to previously recorded amounts due to former shareholders of the companies acquired prior to December 31, 1998. GroupMAC financed the cash portion of the purchase prices using: (1) cash borrowed under the Credit Agreement and (2) internally generated funds.

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

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement, as amended, is effective for all fiscal years beginning after June 15, 2000. Under present operations, the Company estimates that this statement will not have a material impact on the Company's financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                                               Fair Value
                                                                               At June 30,
                         1999  2000  2001     2002 2003  Thereafter     Total     1999
                         ----  ---- -------   ---- ----  ----------    ------- -----------
Revolving Line of
 Credit.................  --    --  205,000    --   --         --      205,000   205,000
 Average Rate...........                 (a)
Senior Subordinated
 Notes..................  --    --       --    --   --    130,000      130,000   130,000
 Average Rate...........                                     10.6%(b)
Junior Subordinated
 Debt...................  --    --       --    --   37      1,613        1,650     1,650
 Average Rate...........                           6.0%       6.0%
Fixed Rate Debt......... 793    --       --    --   --         --          793       793
 Average Rate........... 6.4%

--------
(a) The Credit Agreement borrowings bear interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA (with all capitalized terms as defined in the Credit Agreement). The Eurodollar Rate is the rate defined in the Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA. At June 30, 1999, the weighted average interest rate in effect for the Credit Agreement borrowings, including amortization of related debt issuance costs, was 7.9%.
(b) The Senior Subordinated Notes is unsecured, matures January 2009 and bears interest at 9.75% payable semi-annually. In addition, there are approximately $10.9 million in related debt issuance costs which are being amortized to interest expense over the ten year life of the Notes, increasing the effective interest rate to 10.6%.

                                    PART II

                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  The Company held its Annual Meeting of Shareholders on May 12, 1999 (the "Annual Meeting") for the purpose of electing five directors, approving the GroupMAC Employee Stock Purchase Plan and approving the appointment of independent public accountants for the year 1999. The following summarizes the shareholder voting results:

  (a) Election of directors for a term to expire at the year 2002 Annual Meeting of Shareholders:

                                                               For     Withheld
                                                            ---------- ---------
      David L. Henninger................................... 29,472,672   192,079
      Donald L. Luke....................................... 29,472,572   192,179
      J. Patrick Millinor, Jr.............................. 29,472,672   192,079
      Lucian L. Morrison................................... 28,155,237 1,509,514
      Robert Munson, III................................... 29,472,672   192,079

  Directors whose terms of office continued after the Annual Meeting include Chester J. Jachimiec, Thomas B. McDade, James D. Weaver, Andrew Jeffrey Kelly, Timothy Johnston, James P. Norris, Fredric J. Sigmund and John M. Sullivan.

  (b) Approval of the GroupMAC Employee Stock Purchase Plan, which permits employees of the Company to acquire an equity interest in the Company through the purchase of the Company's Common Stock. Such Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended.

                                                                                            Broker
         For                 Against                       Abstained                       Non-Vote
         ---                 -------                       ---------                       --------
      29,311,435             205,645                        147,671                          -0-

  (c) Approval of the appointment of KPMG LLP as independent accountants for the Company for the year 1999:

                                                                                            Broker
         For                 Against                       Abstained                       Non-Vote
         ---                 -------                       ---------                       --------
      29,412,633             78,682                         173,436                          -0-

Item 6. Exhibits and Reports on Form 8-K

(1) Exhibits.

   2    --None
   3.1  --Articles of Incorporation of the Company, as amended (Exhibit 3.1 to
          Registration No. 333-34067).
   3.2  --Bylaws of the Company, as amended November 19, 1998 (Exhibit 3.2 to the Company's Form 10-K/A for the fiscal year ended December 31, 1998,
          File No. 1-13565).
   4.1  --Indenture dated January 22, 1999 among the Company, the Guarantors named therein and State Street Bank and Trust Company, as Trustee
          (Exhibit 4.1 to Registration No. 333-76713).
   10.1 --First Amendment to Second Amended and Restated Credit Agreement dated effective as of May 25, 1999 (Exhibit 10.9 to Registration No. 333-
          76713).
   11   --None
   15   --None
   18   --None

   19  --None
   22  --None
   23  --None
   24  --None
   27  --Financial Data Schedule
   99  --None

(2) Reports on Form 8-K.

  On April 16, 1999, the Company filed a Current Report on Form 8-K which disclosed, under Item 5 thereof, the acquisition by the Company of Air Systems, Inc. ("Air Systems"). The report included audited financial statements of Air Systems and pro forma financial information of the Company.

  On May 10, 1999, the Company filed a Current Report on Form 8-K, which disclosed, under Item 5 thereof, the issuance of a press release announcing the Company's operating results for the quarter ended March 31, 1999, as well as a letter to stockholders discussing such operating results. The report included a copy of such press release and such letter to stockholders.

  On June 11, 1999, the Company filed a Current Report on Form 8-K which disclosed, under Item 5 thereof, the acquisition by the Company of Cardinal Contracting Corporation ("Cardinal"). The report included audited financial statements of Cardinal and pro forma financial information of the Company.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Group Maintenance America Corp.

Date: August 16, 1999               By:     /s/   Darren B. Miller
                                            -----------------------------------
                                                  Darren B. Miller
                                        Executive Vice President and Chief
                                       Financial Officer (principal financial
                                                      officer)

Date: August 16, 1999               By:      /s/   Daniel W. Kipp
                                            -----------------------------------
                                                   Daniel W. Kipp
                                    Senior Vice President and Chief Accounting
                                       Officer (principal accounting officer)