Form 10-Q
period 1999-09-30
GROUP MAINTENANCE AMERICA CORP
filed 1999-11-15
CIK 1039690

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from             to

                         Commission File Number 1-13565

                               ----------------

                        GROUP MAINTENANCE AMERICA CORP.
             (Exact name of registrant as specified in its charter)

                               ----------------

               Texas                                   76-0535259
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

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

   Common Stock, par value $0.001 per share; 38,344,681 shares outstanding as of October 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        GROUP MAINTENANCE AMERICA CORP.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I Financial Information
 Item 1. Financial Statements.............................................   1
   General Information....................................................   1
   Consolidated Condensed Balance Sheets..................................   2
   Consolidated Condensed Statements of Operations........................   3
   Consolidated Condensed Statements of Cash Flows........................   4
   Notes to Consolidated Condensed Financial Statements...................   5
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  11
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  22
Part II Other Information
 Item 1. Legal Proceedings................................................   *
 Item 2. Changes in Securities and Use of Proceeds........................   *
 Item 3. Defaults Upon Senior Securities..................................   *
 Item 4. Submission of Matters to a Vote of Security Holders..............   *
 Item 5. Other Information................................................   *
 Item 6. Exhibits and Reports on Form 8-K.................................  23

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

   During the nine months ended September 30, 1999, the Company acquired thirteen additional companies, including 12 platform companies and one satellite location (the "1999 Acquisitions"), representing approximately $365 million in combined annual 1998 revenues. As of September 30, 1999, the Company was comprised of 72 operating companies performing services in 64 cities across 28 states and with $1.44 billion in pro forma 1998 revenues.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (in thousands, except par value)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (unaudited)
                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................  $    6,496     $  2,371
 Accounts receivable, net...........................     317,344      187,251
 Inventories........................................      20,635       17,843
 Costs and estimated earnings in excess of billings
  on uncompleted contracts..........................      50,299       26,533
 Prepaid expenses and other current assets..........       8,167        6,134
 Deferred tax assets................................       9,750        7,579
 Refundable income taxes............................          --        3,341
                                                      ----------     --------
  Total current assets..............................     412,691      251,052
PROPERTY AND EQUIPMENT, net.........................      55,913       40,795
GOODWILL, net.......................................     518,003      398,714
DEFERRED DEBT ISSUE COSTS...........................      13,568        9,260
OTHER LONG-TERM ASSETS..............................       1,744        1,260
                                                      ----------     --------
  Total assets......................................  $1,001,919     $701,081
                                                      ==========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings and current maturities of
  long-term debt....................................  $    1,408     $ 12,959
 Accounts payable and accrued expenses..............     163,425       99,205
 Due to related parties.............................       5,432       14,961
 Billings in excess of costs and estimated earnings
  on uncompleted contracts..........................      47,997       27,830
 Deferred service contract revenue..................       5,022        4,429
 Income taxes payable...............................       8,844        2,028
 Other current liabilities..........................       2,746        3,199
                                                      ----------     --------
  Total current liabilities.........................     234,874      164,611
REVOLVING CREDIT FACILITY...........................     218,500      195,000
SENIOR SUBORDINATED NOTES...........................     130,000           --
JUNIOR SUBORDINATED NOTES...........................       4,150       16,000
DEFERRED TAX LIABILITIES............................       1,486          733
OTHER LONG-TERM LIABILITIES.........................       3,084        8,808
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.001 par value; 50,000 shares
  authorized; none issued and outstanding...........          --           --
 Common stock, $0.001 par value; 100,000 shares
  authorized; 38,344 and 33,154 shares issued and
  outstanding, respectively.........................          38           33
 Additional paid-in capital.........................     382,949      322,478
 Retained earnings (deficit)........................      26,838       (6,582)
                                                      ----------     --------
  Total shareholders' equity........................     409,825      315,929
                                                      ----------     --------
  Total liabilities and shareholders' equity........  $1,001,919     $701,081
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

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)
                                  (unaudited)

                                       Three months
                                      ended September     Nine months ended
                                            30,             September 30,
                                     ------------------  --------------------
                                       1999      1998       1999       1998
                                     --------  --------  ----------  --------
REVENUES............................ $436,852  $211,667  $1,121,471  $477,944
COST OF SERVICES....................  346,456   161,681     890,287   364,225
                                     --------  --------  ----------  --------
  Gross profit......................   90,396    49,986     231,184   113,719
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...........................   53,440    32,107     142,829    77,814
AMORTIZATION OF GOODWILL............    3,311     1,582       9,234     3,586
                                     --------  --------  ----------  --------
  Income from operations............   33,645    16,297      79,121    32,319
OTHER INCOME (EXPENSE):
  Interest expense..................   (8,139)   (1,699)    (20,777)   (3,013)
  Interest income...................      140        99         314       328
  Other.............................      190       197         529       346
                                     --------  --------  ----------  --------
  Income before income tax
   provision........................   25,836    14,894      59,187    29,980
INCOME TAX PROVISION................   11,016     6,525      25,767    13,243
                                     --------  --------  ----------  --------
NET INCOME.......................... $ 14,820  $  8,369  $   33,420  $ 16,737
                                     ========  ========  ==========  ========
BASIC EARNINGS PER SHARE:
  EARNINGS PER SHARE................ $   0.39  $   0.30  $     0.91  $   0.66
                                     ========  ========  ==========  ========
  WEIGHTED AVERAGE SHARES
   OUTSTANDING......................   38,116    27,649      36,646    25,361
                                     ========  ========  ==========  ========
DILUTED EARNINGS PER SHARE:
  EARNINGS PER SHARE................ $   0.39  $   0.30  $     0.90  $   0.65
                                     ========  ========  ==========  ========
  WEIGHTED AVERAGE SHARES
   OUTSTANDING......................   38,435    28,157      36,980    25,781
                                     ========  ========  ==========  ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................ $ 33,420  $ 16,737
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................   19,837     8,653
  Other....................................................      (58)     (684)
  Changes in operating assets and liabilities, net of
   effect of acquisitions accounted for as purchases:
  (Increase) decrease in--
   Accounts receivable.....................................  (54,644)  (17,958)
   Inventories.............................................     (113)     (181)
   Costs and estimated earnings in excess of billings on
    uncompleted contracts..................................   (1,835)  (10,605)
   Prepaid expenses and other current assets...............   (1,055)   (2,699)
   Refundable income taxes.................................    3,341     1,051
   Other long-term assets..................................    2,435     2,072
  Increase (decrease) in--
   Accounts payable and accrued expenses...................   20,614     2,801
   Due to related parties..................................     (214)   (5,385)
   Billings in excess of costs and estimated earnings on
    uncompleted contracts..................................    7,493     6,332
   Deferred service contract revenue.......................     (499)      188
   Income taxes payable....................................    7,341     7,771
   Other current liabilities...............................     (718)      494
   Other long-term liabilities.............................     (457)     (214)
                                                            --------  --------
    Net cash provided by operating activities..............   34,888     8,373
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for acquisitions, net of cash acquired of $5,417
  and $8,610...............................................  (98,689) (111,095)
 Deferred acquisition costs................................   (2,200)   (1,197)
 Purchase of property and equipment........................  (13,673)   (6,602)
 Proceeds from sale of property and equipment..............      733       200
                                                            --------  --------
    Net cash used in investing activities.................. (113,829) (118,694)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from senior subordinated debt offering, net of
  offering costs...........................................  118,984        --
 Proceeds from other long-term debt........................  202,590   142,100
 Payments of long-term debt................................ (236,898)  (55,271)
 Deferred financing costs on other long-term debt..........   (1,868)       --
 Exercise of stock options.................................      258        --
                                                            --------  --------
    Net cash provided by financing activities..............   83,066    86,829
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    4,125   (23,492)
CASH AND CASH EQUIVALENTS, beginning of period.............    2,371    25,681
                                                            --------  --------
CASH AND CASH EQUIVALENTS, end of period................... $  6,496  $  2,189
                                                            ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid............................................. $ 16,981  $  2,365
 Income taxes paid......................................... $ 18,515  $  5,707

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

   Certain amounts recorded in the three and nine month periods ended September 30, 1998 and at December 31, 1998 have been reclassified to conform with the current period presentation.

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

   The following table summarizes weighted average shares outstanding for each of the historical periods presented (in thousands):

                                         Three months ended  Nine months ended
                                            September 30,      September 30,
                                         ------------------- -----------------
                                           1999      1998      1999     1998
                                         --------- --------- -------- --------
Shares issued through December 31, 1997
 excluding acquisitions.................    16,629    16,629   16,629   16,629
Shares issued for 1997 acquisitions.....     4,733     4,444    4,733    4,439
Shares issued for 1998 acquisitions.....    12,095     6,576   12,089    4,293
Shares issued for 1999 acquisitions.....     4,609        --    3,163       --
Exercise of stock options...............        50        --       32       --
                                         --------- --------- -------- --------
Weighted average shares outstanding--
 Basic..................................    38,116    27,649   36,646   25,361
Incremental effect of options and
 warrants outstanding...................       319       508      334      420
                                         --------- --------- -------- --------
Weighted average shares outstanding--
 Diluted................................    38,435    28,157   36,980   25,781
                                         ========= ========= ======== ========

   As of September 30, 1999, options to purchase 3.4 million and 2.9 million shares of common stock and warrants to purchase 0.6 million and 0.6 million shares of common stock were not included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 1999, respectively, because the exercise price of such options and warrants was greater than the average market price of the common shares.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)


3. Business Combinations

   During the nine months ended September 30, 1999, the Company completed the acquisition of the 1999 Acquisitions for approximately $159.7 million, which includes cash payments of $95.6 million, $4.1 million in junior subordinated notes, 4.9 million shares of common stock and warrants to purchase approximately 80,000 shares of common stock. Of the total consideration, approximately $5.2 million of cash was due to former owners at September 30, 1999. In connection with these acquisitions, the Company assumed approximately $30.3 million of debt.

   The combined annual 1998 revenues of the 1999 Acquisitions were approximately $365 million. Certain former owners of businesses acquired as part of the 1999 Acquisitions have the ability to receive additional amounts of purchase price, payable in cash and common stock, upon the occurrence of future events.

   Also during the nine months ended September 30, 1999, the Company paid approximately $13.7 million of cash and 0.3 million shares of common stock related to previously recorded amounts due to former shareholders of companies acquired prior to December 31, 1998. Included in these amounts are payments of contingent consideration related to acquisitions prior to December 31, 1998 of approximately $3.0 million in cash and 0.3 million shares of common stock. In addition, the Company reduced amounts due to former shareholders by approximately $1.1 million related to final purchase price settlements.

   The unaudited pro forma data presented below consists of the combined income statement data for GroupMAC and its subsidiaries as if all of the 1998 acquisitions and the 1999 Acquisitions were effective on the first day of the period being reported (in thousands, except for per share amounts).

                                          Pro Forma Data
                                           Three months       Pro Forma Data
                                          Ended September    Nine months Ended
                                                30,            September 30,
                                         ----------------- ---------------------
                                           1999     1998      1999       1998
                                         -------- -------- ---------- ----------
Revenues................................ $442,255 $376,425 $1,214,543 $1,060,501
Net income.............................. $ 14,754 $ 12,771 $   35,080 $   33,884
Net income per share:
  Basic................................. $   0.38 $   0.33 $     0.91 $     0.88
  Diluted............................... $   0.38 $   0.33 $     0.91 $     0.87

   Pro forma adjustments included in the amounts above consist of (i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of September 30, 1999 had been outstanding for both the three and nine month periods ended September 30, 1999 and 1998 at interest rates in effect on September 30, 1999, and (iv) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding from the beginning of the periods presented.

   The 1999 Acquisitions included in the accompanying financial statements were accounted for under the purchase method of accounting. Purchase price consideration is subject to final adjustment. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair values and may be revised as additional information becomes available. Such additional information may include appraisals on property, contingent liabilities of the acquired business, and final settlements related to the acquisition consideration and the net assets acquired. However, the Company does not expect the receipt of this additional information to cause any significant adjustments to the purchase price allocations or amount of goodwill at September 30, 1999.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)


4. Commitments and Contingencies

   The Company is involved in various legal actions. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. Borrowing Activity

 Revolving Credit Facility

   The Company has a committed credit facility providing for $425 million of borrowing capacity (the "Credit Agreement") and, at September 30, 1999, had outstanding $218.5 million of borrowings under this facility. The Credit Agreement was expanded from $230 million to $425 million during the second quarter of 1999. This facility, which is with a syndicate of banks led by Chase Bank of Texas, National Association, will mature in October 2001. Debt under the Credit Agreement bears interest at variable rates. Under the Credit Agreement, the Company is required to maintain: (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA"); (4) a maximum amount of total indebtedness to EBITDA;
(5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement); and (6) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At September 30, 1999, the Company was in compliance with those covenants.

   The Company has paid various underwriting and arrangement fees and closing costs associated with the origination, syndication and expansion of the Credit Agreement. The unamortized portion of these expenses is included as deferred debt issue costs in the accompanying consolidated condensed balance sheets and amounted to approximately $3.3 million and $2.4 million at September 30, 1999 and December 31, 1998, respectively.

 Senior Subordinated Notes

   In January 1999, the Company completed an offering (the "Offering") of $130 million of unsecured senior subordinated notes (the "Notes") bearing interest at 9.75% and maturing in January 2009. The net proceeds of the Offering were used to repay indebtedness incurred under the Credit Agreement. The Notes are guaranteed by all of the Company's current and future U.S. subsidiaries other than "Unrestricted Subsidiaries" (as defined in the indenture governing the Notes). As of November 15, 1999, there were no "Unrestricted Subsidiaries." These guarantees are full, unconditional and joint and several.

   The Notes pay interest semi-annually commencing July 15, 1999 and are redeemable at the option of the Company at any time on or after January 15, 2004. Additionally, the Notes' indenture has restrictive covenants or limitations on the payment of dividends, the distribution or redemption of capital stock, the incurrence of debt and the sale of assets.

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

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)


   In addition, the Company paid various arrangement fees and closing costs associated with the Offering. The unamortized portion of these expenses, along with the cost of the hedge discussed in the preceding paragraph, is included as deferred debt issue costs in the accompanying consolidated condensed balance sheets and amounted to approximately $10.2 million and $6.9 million at September 30, 1999 and December 31, 1998, respectively.

 Junior Subordinated Notes

   In February 1999, the Company redeemed approximately $16.0 million of junior subordinated notes that had been issued in connection with an acquisition completed in November 1998. The holders of those notes had the right to require redemption upon the issuance of the Notes. The Company paid the redemption price with borrowings under the Credit Agreement. During 1999, the Company issued $4.1 million in junior subordinated notes in connection with the closing of two of the 1999 Acquisitions.

6. Subsequent Event

   On November 3, 1999, the Company and Building One Services Corporation ("BOSC") announced the signing of a definitive agreement to merge the two companies. Under the terms of the merger, each outstanding share of BOSC common stock will be exchanged for 1.25 shares of GroupMAC common stock. As part of the merger, GroupMAC shareholders may elect to receive cash for up to 50% of their shares at $13.50 per share (up to $150 million in the aggregate less amounts paid to purchase certain options previously issued by the Company), subject to pro-ration. If this cash election is fully subscribed, up to approximately 11 million GroupMAC shares (or approximately 29% of its shares currently outstanding) will be cancelled in the merger. The transaction is expected to be tax-free to the shareholders of both companies, except GroupMAC shareholders to the extent of the cash they receive.

   Concurrent with the closing of the merger, an affiliate of Apollo Management IV, L.P. ("Apollo"), a private investment firm, will exchange $105 million of BOSC convertible debt and $150 million of cash for approximately $255 million of GroupMAC convertible redeemable preferred stock. The cash proceeds from the investment will be used to fund the cash election option described above. The Company can defer payment of dividends during the first three years without penalty. The preferred stock will bear a coupon rate of 7.25%, payable on a quarterly basis, and will mature in 2012. The preferred stock will be convertible into GroupMAC common stock at a conversion price of $14.00 per common share.

   The merger is subject to the approval of both companies' shareholders, concurrent completion of the Apollo investment, regulatory approval and other customary closing conditions, and is expected to close in the first quarter of 2000.

   An underwritten commitment letter from Bank of America, N.A. and Chase Bank of Texas, N.A. (as Co-Lead Arrangers and Co-Book Managers) to provide a total of $800 million in financing has been received by GroupMAC. It is expected that BOSC's $200 million of senior subordinated debt will be assumed by GroupMAC and remain outstanding, and that GroupMAC will refinance its senior subordinated notes.

7. Operating Segments

   The Company's reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)


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

   Other activities include financial data of two operating subsidiaries that provide products and services outside of those performed by the Company's two primary operating segments. Unallocated corporate expenses primarily include
(1) corporate overhead, (2) corporate and operating company management bonuses,
(3) employee benefit plan expenses, and (4) savings from national purchase agreements relating to materials and property/casualty insurance. Assets for the corporate function are included in the "Other" column in the presentation below.

   Segment information for the three and nine month periods ended September 30, 1999 and 1998 was as follows (in thousands):

                          Commercial/Industrial Residential  Other     Total
                          --------------------- ----------- -------  ----------
Three month period ended
 September 30, 1999:
Revenues................        $344,185         $ 92,267   $   400  $  436,852
Operating costs.........         313,572           82,838       360     396,770
                                --------         --------   -------  ----------
Subtotal................          30,613            9,429        40      40,082
Goodwill amortization...           2,795              470        46       3,311
                                --------         --------   -------  ----------
Segment operating
 earnings...............        $ 27,818         $  8,959   $    (6)     36,771
                                ========         ========   =======
Unallocated corporate
 expenses...............                                                 (3,126)
                                                                     ----------
Income from operations..                                             $   33,645
                                                                     ==========
Assets..................        $826,392         $134,516   $41,011  $1,001,919

Three month period ended
 September 30, 1998:
Revenues................        $130,279         $ 80,866   $   522  $  211,667
Operating costs.........         119,338           71,527       476     191,341
                                --------         --------   -------  ----------
Subtotal................          10,941            9,339        46      20,326
Goodwill amortization...           1,108              429        45       1,582
                                --------         --------   -------  ----------
Segment operating
 earnings...............        $  9,833         $  8,910   $     1      18,744
                                ========         ========   =======
Unallocated corporate
 expenses...............                                                 (2,447)
                                                                     ----------
Income from operations..                                             $   16,297
                                                                     ==========

   Maintenance, repair and replacement services represented 59% and 52%, and new installation services represented 41% and 48%, of total revenues for the three months ended September 30, 1999 and 1998, respectively.

                GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES

                                  (unaudited)

                          Commercial/Industrial Residential Other    Total
                          --------------------- ----------- ------ ----------
Nine month period ended
 September 30, 1999:
Revenues.................       $870,854         $249,164   $1,453 $1,121,471
Operating costs..........        799,659          225,508    1,164  1,026,331
                                --------         --------   ------ ----------
Subtotal.................         71,195           23,656      289     95,140
Goodwill amortization....          7,662            1,435      137      9,234
                                --------         --------   ------ ----------
Segment operating
 earnings................       $ 63,533         $ 22,221   $  152     85,906
                                ========         ========   ======
Unallocated corporate
 expenses................                                              (6,785)
                                                                   ----------
Income from operations...                                          $   79,121
                                                                   ==========
Nine month period ended
 September 30, 1998:
Revenues.................       $266,641         $209,512   $1,791 $  477,944
Operating costs..........        246,324          187,899    1,641    435,864
                                --------         --------   ------ ----------
Subtotal.................         20,317           21,613      150     42,080
Goodwill amortization....          2,249            1,203      134      3,586
                                --------         --------   ------ ----------
Segment operating
 earnings................       $ 18,068         $ 20,410   $   16     38,494
                                ========         ========   ======
Unallocated corporate
 expenses................                                              (6,175)
                                                                   ----------
Income from operations...                                          $   32,319
                                                                   ==========

   Maintenance, repair and replacement services represented 59% and 49%, and new installation services represented 41% and 51%, of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

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

General

   The Company's revenues are derived from providing maintenance, repair and replacement services and new installation services for mechanical, electrical and other systems to commercial/industrial and residential customers. Approximately 59% of the Company's revenues for the nine months ended September 30, 1999 were derived from maintenance, repair and replacement services and 41% were attributable to new installation services. Maintenance, repair and replacement revenues are recognized as the services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. Revenues from fixed price installation and retro-fit contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method.

   The Company intends to make additional acquisitions across the two main technical disciplines (mechanical and electrical) within the commercial/industrial and residential markets. The Company's long-term objective is to develop both maintenance, repair and replacement and new installation capabilities in the commercial/industrial segment and maintenance, repair and replacement capabilities in the residential segment in the top 100 markets within the United States, while offering residential new installation services across a more limited range of markets where new construction in the residential sector is expected to out-pace the national average over the long term.

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

 Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

   The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                             Three months ended September
                                                          30
                                             --------------------------------
                                                  1999             1998
                                             ---------------  ---------------
Revenues.................................... $436,852  100.0% $211,667  100.0%
Cost of Services............................  346,456   79.3   161,681   76.4
                                             --------  -----  --------  -----
Gross Profit................................   90,396   20.7    49,986   23.6
Selling, General and Administrative
 Expenses...................................   56,751   13.0    33,689   15.9
                                             --------  -----  --------  -----
Income from Operations......................   33,645    7.7    16,297    7.7
Interest Expense, Net.......................   (7,999)  (1.8)   (1,600)  (0.8)
Other.......................................      190    0.0       197    0.1
                                             --------  -----  --------  -----
Income Before Income Tax Provision..........   25,836    5.9    14,894    7.0
Income Tax Provision........................   11,016    2.5     6,525    3.1
                                             --------  -----  --------  -----
Net Income.................................. $ 14,820    3.4% $  8,369    4.0%
                                             ========  =====  ========  =====

   Revenues. Revenues increased $225.2 million, or 106.4%, to $436.9 million for the three months ended September 30, 1999 from $211.7 million for the three months ended September 30, 1998. The increase in revenues is attributable to the following:

  . $178.3 million relates to the incremental revenue contributed in the three months ended September 30, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended September 30, 1998;

  . $2.8 million relates to the incremental revenue contributed in the three months ended September 30, 1999 by residential companies acquired during or subsequent to the three months ended September 30, 1998;

  . $35.6 million relates to the same store growth in the commercial/industrial group. Of this increase, $19.1 million results from growth in work in mission-critical environments and voice/data cabling in the Mid-Atlantic region, $5.0 million relates to volume increases in the Seattle/Portland market, $3.0 million relates to electrical volume increases in the Toledo market and the balance of the increase is primarily due to growth in the Minneapolis and Bakersfield, California markets; and

  . $8.5 million relates to the same store growth in the residential group.
    Of this increase, $6.5 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $2.0 million relates to companies that primarily provide maintenance, repair and replacement services.

   Gross Profit. Gross profit increased $40.4 million, or 80.8%, to $90.4 million for the three months ended September 30, 1999 from $50.0 million for the three months ended September 30, 1998. The increase in gross profit is attributable to the following:

  . $35.1 million relates to the incremental gross profit contributed in the three months ended September 30, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended September 30, 1998;

  . $0.4 million relates to the incremental gross profit contributed in the three months ended September 30, 1999 by residential companies acquired during or subsequent to the three months ended September 30, 1998;

  . $4.4 million relates to the same store growth in the commercial/industrial group. Of this increase, $2.8 million relates to growth in mission critical environments and voice/data cabling in the Mid-Atlantic region, $1.2 million relates to volume increases in the Seattle/Portland market, $0.9 million relates to electrical volume increases in the Toledo market and the balance of the increase is primarily due to growth in the Minneapolis and Bakersfield, California markets. Partially offsetting these increases were declines in the Salt Lake City market, continued economic softening in the Richmond, Virginia market and general labor inefficiencies caused by the shortage of experienced field personnel in the industry and additional overtime hours incurred to handle the substantial volume of work.

  . $0.3 million relates to the same store growth in the residential group.
    Of this increase, $0.5 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve partially offset by a $0.2 million decline related to companies that primarily provide maintenance, repair and replacement services; and

  . $0.2 million relates to additional materials purchases savings in the current period.

   Gross profit margin decreased 2.9% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 because of GroupMAC's acquisition emphasis during the latter part of 1998 and the first nine months of 1999 on commercial/industrial businesses, which support the Company's national accounts initiatives although they typically have lower gross margins than residential businesses. Also impacting the decrease were gross profit declines in the Salt Lake City and Richmond, Virginia markets, as well as the general labor inefficiencies referred to above.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill amortization, increased $23.1 million, or 68.5%, to $56.8 million for the three months ended September 30, 1999 from $33.7 million for the three months ended September 30, 1998. The increase in these expenses is attributable to the following:

  . $16.6 million relates to the incremental selling, general and administrative expenses incurred in the three months ended September 30, 1999 by commercial/industrial companies acquired during or subsequent to the three months ended September 30, 1998;

  . $0.2 million relates to the incremental selling, general and administrative expenses incurred in the three months ended September 30, 1999 by residential companies acquired during or subsequent to the three months ended September 30, 1998;

  . $3.2 million relates to the same store growth in the commercial/industrial group. Of this increase, $0.7 million relates to growth in mission critical environments and voice/data cabling in the Mid-Atlantic region, $0.9 million relates to volume increases in the Seattle/Portland market and $0.9 million relates to electrical volume increases in the Toledo market;

  . $0.6 million relates to the same store growth in the residential group;

  . $1.7 million relates to incremental corporate expenses representing expansion of the corporate management team, expenses of employee benefit programs and infrastructure necessary to execute our operating and acquisition strategies; and

  . $1.7 million relates to an increase in goodwill amortization associated with the above described acquisitions.

   Partially offsetting the above increases is approximately $0.7 million of increased savings related to our property and casualty insurance programs and a $0.2 million reduction in field bonuses.

   As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses and goodwill amortization, decreased to 11.2% for the three months ended September 30, 1999 from 13.7% for the three months ended September 30, 1998, respectively, due primarily to achieving lower selling and administrative expense margins on a same store basis and acquiring a higher mix of commercial companies which tend to have lower selling, general and administrative expense structures relative to revenues earned. When including corporate expenses and goodwill amortization, selling, general and administrative expenses as a percentage of revenues decreased to 13.0% for the three months ended September 30, 1999 from 15.9% for the three months ended September 30, 1998.

   Net Interest. Net interest increased $6.4 million during the three months ended September 30, 1999 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility and the issuance in January 1999 of $130 million of unsecured senior subordinated notes (the "Notes"), which carry a higher rate of interest than loans under the credit facility. The higher level of borrowings was needed to finance the Company's aggressive acquisition program during 1998 and the first nine months of 1999. See "Liquidity and Capital Resources."

   Income Tax Provision. The income tax provision increased $4.5 million to $11.0 million for the three months ended September 30, 1999 from $6.5 million for the three months ended September 30, 1998. This increase corresponds with the pre-tax income increase of $10.9 million between periods. The effective tax rate for the three months ended September 30, 1999 was 42.6% compared to 43.8% for the three months ended September 30, 1998. The effective tax rate exceeds the Company's statutory federal and state tax rate due primarily to non-deductible goodwill amortization of $2.4 million and $1.6 million in the three months ended September 30, 1999 and 1998, respectively. The overall decrease in the effective tax rate results from certain income tax strategies, including structuring seven of the Company's acquisitions as taxable asset acquisitions, resulting in the deductibility of goodwill for these entities.

 Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

   The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                                           Nine months ended September 30
                                           ----------------------------------
                                                 1999              1998
                                           -----------------  ---------------
Revenues.................................. $1,121,471  100.0% $477,944  100.0%
Cost of Services..........................    890,287   79.4   364,225   76.2
                                           ----------  -----  --------  -----
Gross Profit..............................    231,184   20.6   113,719   23.8
Selling, General and Administrative
 Expenses.................................    152,063   13.5    81,400   17.0
                                           ----------  -----  --------  -----
Income from Operations....................     79,121    7.1    32,319    6.8
Interest Expense, Net.....................    (20,463)  (1.8)   (2,685)  (0.5)
Other.....................................        529    0.0       346    0.0
                                           ----------  -----  --------  -----
Income Before Income Tax Provision........     59,187    5.3    29,980    6.3
Income Tax Provision......................     25,767    2.3    13,243    2.8
                                           ----------  -----  --------  -----
Net Income................................   $ 33,420    3.0% $ 16,737    3.5%
                                           ==========  =====  ========  =====

   Revenues. Revenues increased $643.5 million, or 134.6%, to $1,121.5 million for the nine months ended September 30, 1999 from $478.0 million for the nine months ended September 30, 1998. The increase in revenues is attributable to the following:

  . $513.8 million relates to the incremental revenue contributed in the nine months ended September 30, 1999 by commercial/industrial companies acquired during or subsequent to the nine months ended September 30, 1998;

  . $12.8 million relates to the incremental revenue contributed in the nine months ended September 30, 1999 by residential companies acquired during or subsequent to the nine months ended September 30, 1998;

  . $90.2 million relates to the same store growth in the commercial/industrial group. Of this increase, $33.0 million results from growth in work in mission-critical environments and voice/data cabling in the Mid-Atlantic region and $25.7 million relates to volume increases in the Seattle/Portland market, with the balance of the increase generated primarily from the Dallas, Little Rock, Toledo, Minneapolis, Bakersfield, California and Vail, Colorado markets; and

  . $26.7 million relates to the same store growth in the residential group.
    Of this increase, $19.1 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $7.6 million relates to companies that primarily provide maintenance, repair and replacement services.

   Gross Profit. Gross profit increased $117.5 million, or 103.3%, to $231.2 million for the nine months ended September 30, 1999 from $113.7 million for the nine months ended September 30, 1998. The increase in gross profit is attributable to the following:

  . $95.7 million relates to the incremental gross profit contributed in the nine months ended September 30, 1999 by commercial/industrial companies acquired during or subsequent to the nine months ended September 30, 1998;

  . $2.5 million relates to the incremental gross profit contributed in the nine months ended September 30, 1999 by residential companies acquired during or subsequent to the nine months ended September 30, 1998;

  . $11.6 million relates to the same store growth in the commercial/industrial group. Of this increase, $4.2 million results from growth in work in mission-critical environments and voice/data cabling in the Mid-Atlantic region and $4.8 million relates to volume increases in the Seattle/Portland market, with the balance of the increase generated primarily from the Little Rock, Toledo, Minneapolis, Bakersfield, California and Vail, Colorado markets. Partially offsetting these increases were continued economic softening in the Richmond, Virginia market and general labor inefficiencies caused by the shortage of experienced field personnel in the industry and additional overtime hours incurred to handle the substantial volume of work, which had the most impact on the Dallas market;

  . $6.3 million relates to the same store growth in the residential group.
    Of this increase, $4.9 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $1.4 million relates to companies that primarily provide maintenance, repair and replacement services; and

  . $1.4 million relates to additional materials purchases savings in the current period.

   Gross profit margin decreased 3.2% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 because of GroupMAC's acquisition emphasis during 1998 and the first nine months of 1999 on commercial/industrial businesses, which support the Company's national accounts initiatives although they typically have lower gross margins than residential businesses. Also impacting the decrease were gross profit declines in the Dallas and Richmond, Virginia markets, as well as the general labor inefficiencies referred to above.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill amortization, increased $70.7 million, or 86.8%, to $152.1 million for the nine months ended September 30, 1999 from $81.4 million for the nine months ended September 30, 1998. The increase in these expenses is attributable to the following:

  . $48.4 million relates to the incremental selling, general and administrative expenses incurred in the nine months ended September 30, 1999 by commercial/industrial companies acquired during or subsequent to the nine months ended September 30, 1998;

  . $1.9 million relates to the incremental selling, general and administrative expenses incurred in the nine months ended September 30, 1999 by residential companies acquired during or subsequent to the nine months ended September 30, 1998;

  . $8.2 million relates to the same store growth in the commercial/industrial group, with $1.5 million of the increase coming from the Mid-Atlantic market and $2.7 million from the Company's Seattle/Portland operations;

  . $4.9 million relates to the same store growth in the residential group;

  . $6.3 million relates to incremental corporate expenses representing expansion of the corporate management team, expenses of employee benefit programs and infrastructure necessary to execute our operating and acquisition strategies;

  . $5.6 million relates to an increase in goodwill amortization associated with the above described acquisitions; and

  . $0.3 million relates to increased field bonuses.

   Partially offsetting the above increases is approximately $4.9 million of increased savings related to our property and casualty insurance programs.

   As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses and goodwill amortization, decreased to 11.7% for the nine months ended September 30, 1999 from 14.8% for the nine months ended September 30, 1998, due primarily to achieving lower selling, general and administrative expense margins on a same store basis and acquiring a higher mix of commercial companies which tend to have lower selling, general and administrative expense structures relative to revenues earned. When including corporate expenses and goodwill amortization, selling, general and administrative expenses as a percentage of revenues decreased to 13.5% for the nine months ended September 30, 1999 from 17.0% for the nine months ended September 30, 1998.

   Net Interest. Net interest increased $17.8 million during the nine months ended September 30, 1999 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility and the issuance in January 1999 of the Notes, which carry a higher rate of interest than loans under the credit facility. The higher level of borrowings was needed to finance the Company's aggressive acquisition program during 1998 and the first nine months of 1999. See "Liquidity and Capital Resources."

   Income Tax Provision. The income tax provision increased $12.6 million to $25.8 million for the nine months ended September 30, 1999 from $13.2 million for the nine months ended September 30, 1998. This increase corresponds with the pre-tax income increase of $29.2 million between periods. The effective tax rate for the nine months ended September 30, 1999 was 43.5% compared to 44.2% for the nine months ended September 30, 1998. The effective tax rate exceeds the Company's statutory federal and state tax rate due primarily to non-deductible goodwill amortization of $6.9 million and $3.6 million in the nine months ended September 30, 1999 and 1998, respectively. The overall decrease in the effective tax rate results from certain income tax strategies, including structuring seven of the Company's acquisitions as taxable asset acquisitions, resulting in the deductibility of goodwill for these entities.

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

   A substantial portion of the Company's business involves installation of mechanical and electrical systems in newly constructed commercial/industrial and residential facilities. Revenues from new installation services in the residential market are dependent upon the level of housing starts in the areas in which the Company operates. The housing industry is cyclical, and the Company's revenues from residential new installation will be affected by the factors that affect the housing industry. These factors include changes in employment and income levels, the availability and cost of financing for new homebuyers and general economic conditions. The level of new commercial/industrial installation services is also affected by changes in economic conditions and interest rates. General downturns in housing starts or new commercial/industrial construction in the areas in which the Company operates could have a material adverse effect on the Company's business, including its financial condition and results of operations.

Inflation

   Inflation did not have a significant effect on the results of operations of the Company for the three or nine month periods ended September 30, 1999 and 1998.

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

   The Company's State of Readiness. The Company has completed an initial systems survey of each business acquired. That survey revealed that several of its core business applications possessed Year 2000 problems. However, none of these problems are expected to be material to individual operating companies or, in the aggregate, to the Company because the 72 operating companies acquired by the Company utilize approximately 38 different operating and accounting systems. As further discussed herein, the Company has not migrated its operating companies to a common system platform. Accordingly, even if its Year 2000 evaluation fails to detect or correct an issue at one or more of the operating companies, it would not have a material impact on the other companies in the consolidated group.

   The Company's Year 2000 plan includes the following phases:

 Evaluation

   The Company retained an outside consulting firm to evaluate more thoroughly the extent of the problem and to assist it with cost estimates and in preparing an action plan to address the issues in a timely manner. This phase began in early July 1998 and included all companies from the initial system survey and those acquired through the first nine months of 1999. The evaluation phase has been completed at a cost of approximately $140,000. Additionally, the Company has engaged an outside consulting firm to evaluate and estimate the impact of Year 2000 problems on potential future acquisitions as part of the due diligence process. These evaluations have been performed for all acquisitions to date and are included in the above cost figure.

 Upgrading and Testing

   During the evaluation phase, we determined that most systems in use by the Company could be upgraded to eliminate Year 2000 problems. The Company estimates that the cost of bringing the evaluated systems into compliance is between $325,000 and $400,000. Substantially all of these costs have been incurred. The Company has expensed substantially all of these costs and has funded them through cash flow from operations.

   Management has implemented tracking mechanisms to ensure upgrades are completed in a timely manner. Since each individual company has different systems in use today, the implementation schedule varies for each company and the Year 2000 plan will be modified as events warrant. All upgrading and testing is scheduled to be completed by December 1999. It is not anticipated that management involvement or the use of capital resources in solving Year 2000 problems will have a substantial impact on other information technology projects.

   Independent of its Year 2000 activities discussed in the previous paragraphs, the Company has been developing a common information system throughout the organization for its overall information needs that would be free of any Year 2000 limitations. While the Company as a whole is not dependent on the implementation of the common system to remedy its Year 2000 problem, three of the acquired businesses require a completely new system to solve their Year 2000 issues. One of these companies has completed the conversion and the other two (with annual revenues of approximately $60 million) will be converted to a new system before December 31, 1999.

   Regarding the common information system, the Company's board of directors previously approved the prototype and pilot phase of an enterprise resource planning ("ERP") system. This phase commenced in July 1999 and was expected to take approximately ten months to complete, with conclusion originally expected by the end of the second quarter of the Year 2000. The merger transaction discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements requires that management focus all resources towards the integration of the BOSC companies. Accordingly, implementation of the ERP system has been suspended until such time as the information needs of the BOSC companies can be assessed and factored into the overall systems strategy of the combined organization. This is expected to occur by the end of the first quarter of the Year 2000. To date, the Company has expended approximately $6.0 million related to the implementation of the ERP system.

   The Company is evaluating the effect of the Year 2000 problem on its most significant customers and suppliers, and thus indirectly on the Company. This evaluation includes an ongoing process of contacting customers and suppliers whose systems have, or may have, an effect on the way the Company conducts business. We are attempting to inventory and assess the Year 2000 readiness and compatibility of our material customers and suppliers through the completion of survey questionnaires. The Company is currently reviewing survey questionnaires as they are received. We expect to complete the analysis of our customers' and suppliers' systems by November 1999. The Company does not have control of these suppliers and customers. While we will work diligently to coordinate with our suppliers and customers, there can be no assurance they will complete their efforts prior to January 1, 2000. There are no individual customers who will have a material impact on our revenues should they fail to complete their Year 2000 efforts. Additionally, the Company has alternative vendors that can be relied on should a current vendor fail in its Year 2000 preparations.

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

   Risks. While the Company does not anticipate any difficulties achieving the upgrading and testing schedule described above, there is a risk that one or more of our companies will not meet the current schedule. If this occurs, the affected company may have to install a system similar to that being utilized at one of the other operating companies until the problem is remedied. Management believes that, if necessary, this could be accomplished without meaningful business interruption and/or significant cost to the Company. Also, there is an unlikely scenario where any large national supplier would have Year 2000 related constraints causing the Company to shift product orders to other readily available suppliers.

   Contingency Plan. The Company has not implemented a Year 2000 contingency plan. As explained above, we have initiated action to identify and resolve Year 2000 problems and to date, such actions remain on schedule.

   Summary. The following table summarizes the status and historical/estimated completion dates of the various stages of the Company 's Year 2000 plan:

                                                                   Historical or
                                                                     Estimated
                                                                    Completion
                  Phase of Project                       Status        Date
                  ----------------                    ------------ -------------
Initial System Survey................................ Complete     February 1999
Evaluation........................................... Complete     February 1999
Upgrade and Testing.................................. In Process   December 1999
Customer/Supplier Evaluation......................... In Process   November 1999
Contingency Plan..................................... If Necessary December 1999

Liquidity and Capital Resources

   Historically, the Company has financed its operations and growth with internally generated working capital and borrowings from commercial banks or other lenders. These borrowings are generally secured by the accounts receivable and inventory of the Company.

   The Company has a committed credit facility providing for $425 million of borrowing capacity (the "Credit Agreement") and, at September 30, 1999, had outstanding $218.5 million of borrowings under this facility. This facility was expanded from $230 million to $425 million during the second quarter of 1999. This facility, which is with a syndicate of banks led by Chase Bank of Texas, National Association, will mature in October 2001. Debt under the Credit Agreement bears interest at variable rates. Under the Credit Agreement, GroupMAC is required to maintain (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma EBITDA; (4) a maximum amount of total indebtedness to EBITDA; (5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement); and (6) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At September 30, 1999, the Company was in compliance with those covenants. To date, neither the terms of the Credit Agreement and the indenture pursuant to which the Notes were issued nor the debt represented thereby have materially restricted the Company's ability to finance future operations or capital needs or to respond to changes in the Company's business or competitive activity.

   In January 1999, the Company completed a private placement offering (the "Offering") of $130 million of the Notes bearing interest at 9.75% and maturing in January 2009. The net proceeds of the Offering were used to repay indebtedness incurred under the Credit Agreement.

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

   The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the nine months ended September 30, 1999 and 1998, capital expenditures aggregated $13.7 million and $6.6 million, respectively. The Company anticipates that its cash flow from operations and existing credit facilities will provide cash in excess of its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

   For the nine months ended September 30, 1999 and 1998, the Company generated $34.9 million and $8.4 million of cash from operating activities, respectively. For the nine months ended September 30, 1999, net income, depreciation, amortization and other items generated $53.2 million and changes in asset and liability accounts utilized a net $18.3 million. The use of cash due to changes in asset and liability accounts is due primarily to increased levels of receivables, the majority of which results from internal revenue growth during the nine months ended September 30, 1999. For the nine months ended September 30, 1998, net income, depreciation, amortization and other items generated $24.7 million and changes in asset and liability accounts utilized a net $16.3 million.

   For the nine months ended September 30, 1999, the Company used $113.8 million of cash in investing activities. These activities principally consisted of $98.7 million for acquisitions and $13.7 million for capital expenditures. For the nine months ended September 30, 1998, the Company used $118.7 million of cash in investing activities. These activities principally consisted of $111.1 million for acquisitions and $6.6 million for capital expenditures.

   For the nine months ended September 30, 1999, the Company generated $83.1 million of cash from its financing activities. These activities principally consisted of proceeds from long-term debt, net of offering costs, of $321.6 million and $236.9 million in payments of long-term debt. For the nine months ended September 30, 1998, the Company generated $86.8 million of cash from its financing activities. These activities consisted of proceeds from long-term debt of $142.1 million and $55.3 million in payments of long-term debt.

   The Company has registered under the Securities Act of 1933, as amended, and has available for issuance in connection with future acquisitions approximately
7.2 million shares of common stock. After their issuance, those registered shares generally are freely tradable by persons not affiliated with the Company unless it contractually restricts the resale, which it generally does.

   During the nine months ended September 30, 1999, the Company completed the acquisition of eleven commercial/industrial platform companies, one residential platform company and one commercial/industrial satellite location, all accounted for as purchases. The combined annual revenues of these acquired companies were approximately $365 million. Total consideration paid included cash payments of $95.6 million, $4.1 million of junior subordinated notes, 4.9 million shares of common stock, warrants to purchase approximately 80,000 shares of common stock and total debt assumed of $30.3 million. Additionally, during the nine months ended September 30, 1999, the Company paid approximately $13.7 million of cash and 0.3 million shares of common stock related to previously recorded amounts due to former shareholders of the companies acquired prior to December 31, 1998. The Company financed the cash portion of the purchase prices using: (1) cash borrowed under the Credit Agreement and (2) internally generated funds.

   As a result of the discussion in Note 6 and "Other Developments" below, management believes that any acquisitions closed in the fourth quarter will occur near the end of the year and will not contribute to the fourth quarter results of operations. The Company intends to aggressively pursue strategic acquisition opportunities. Management believes that funds provided by operations, together with funds available under the Company's Credit Agreement and the new credit facility to be entered into with Bank of America, N.A. and Chase Bank of Texas, N.A. (as Co-Lead Arrangers and Co-Book Managers) in connection with a proposed merger will be adequate to meet its anticipated requirements for acquisitions. See "Other Developments." Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

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

Other Developments

   On November 3, 1999, the Company and Building One Services Corporation ("BOSC") announced the signing of a definitive agreement to merge the two companies. Under the terms of the merger, each outstanding share of BOSC common stock will be exchanged for 1.25 shares of GroupMAC common stock. As part of the merger, the Company's shareholders may elect to receive cash for up to 50% of their shares at $13.50 per share (up to $150 million in the aggregate less amounts paid to purchase certain options previously issued by the Company), subject to pro-ration. If this cash election is fully subscribed, up to approximately 11 million GroupMAC shares (or approximately 29% of its shares currently outstanding) will be cancelled in the merger. The transaction is expected to be tax-free to the shareholders of both companies, except the Company's shareholders to the extent of the cash they receive.

   Concurrent with the closing of the merger, an affiliate of Apollo Management IV, L.P. ("Apollo"), a private investment firm, will exchange $105 million of BOSC convertible debt and $150 million of cash for approximately $255 million of GroupMAC convertible redeemable preferred stock. The cash proceeds from the investment will be used to fund the cash election option described above. The Company can defer payment of dividends during the first three years without penalty. The preferred stock will bear a coupon rate of 7.25%, payable on a quarterly basis, and will mature in 2012. The preferred stock will be convertible into GroupMAC common stock at a conversion price of $14.00 per common share.

   The merger is subject to the approval of both companies' shareholders, concurrent completion of the Apollo investment, regulatory approval and other customary closing conditions, and is expected to close in the first quarter of 2000.

   An underwritten commitment letter from Bank of America, N.A. and Chase Bank of Texas, N.A. (as Co-Lead Arrangers and Co-Book Managers) to provide a total of $800 million in financing has been received by GroupMAC. It is expected that BOSC's $200 million of senior subordinated debt will be assumed by the Company and remain outstanding, and that the Company will refinance its senior subordinated notes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

   The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. With the exception of the Senior Subordinated Notes, all other items described are non-trading and are stated in U.S. dollars (in thousands).

                                                                               Fair Value
                                                                              September 30,
                         1999   2000  2001   2002 2003  Thereafter     Total      1999
                         -----  ---- ------- ---- ----  ----------    ------- -------------
Revolving Line of
 Credit.................    --   --  218,500  --   --         --      218,500    218,500
 Average Rate...........                 (a)
Senior Subordinated
 Notes..................    --   --       --  --   --    130,000      130,000    125,450
 Average Rate...........                                    10.6%(b)
Junior Subordinated
 Debt...................    --   --       --  --   37      4,113        4,150      4,150
 Average Rate...........                          6.0%       6.9%
Fixed Rate Debt......... 1,408   --       --  --   --         --        1,408      1,408
 Average Rate...........   6.9%

(a) The Credit Agreement borrowings bear interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA (with all capitalized terms as defined in the Credit Agreement). The Eurodollar Rate is the rate defined in the Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA. At September 30, 1999, the weighted average interest rate in effect for the Credit Agreement borrowings, including amortization of related debt issuance costs, was 8.0%.

(b) The Senior Subordinated Notes are unsecured, mature January 2009 and bear interest at 9.75% payable semi-annually. In addition, there are approximately $11.0 million in related debt issuance costs which are being amortized to interest expense over the ten year life of the Notes, increasing the effective interest rate to 10.6%.

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(1) Exhibits.

     *2.1 --Agreement and Plan of Merger dated as of November 2, 1999 between the Company and Building One Services Corporation.
      3.1 --Articles of Incorporation of the Company, as amended (Exhibit 3.1 to Registration
           No. 333-34067).
      3.2 --Bylaws of the Company, as amended November 19, 1998 (Exhibit 3.2 to the Company's
           Form 10-K/A for the fiscal year ended December 31, 1998, File No. 1-
           13565).
      4.1 --Form of Statement of Designation of Convertible Preferred Stock
           (Exhibit 99(e) to Form 8-K filed November 5, 1999, File No. 1-
           13565).
    *10.1 --Subscription and Exchange Agreement dated as of November 2, 1999 between the Company and BOSS II, LLC.
     11   --None
     15   --None
     18   --None
     19   --None
     22   --None
     23   --None
     24   --None
    *27   --Financial Data Schedule
     99   --None

--------
*  Filed herewith

(2) Reports on Form 8-K.

   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Group Maintenance America Corp.

Date: November 12, 1999              By:      /s/ Darren B. Miller
                                          -------------------------------------
                                                  Darren B. Miller
                                         Executive Vice President and Chief
                                                  Financial Officer
                                           (principal financial officer)

Date: November 12, 1999              By:       /s/ Daniel W. Kipp
                                          -------------------------------------
                                                   Daniel W. Kipp
                                          Senior Vice President and Chief
                                                 Accounting Officer
                                           (principal accounting officer)

                                 EXHIBIT INDEX

 Exhibit                               Description
 -------                               -----------
  *2.1   --Agreement and Plan of Merger dated as of November 2, 1999 between the Company and Building One Services Corporation.
   3.1   --Articles of Incorporation of the Company, as amended (Exhibit 3.1 to
           Registration No. 333-34067).
   3.2   --Bylaws of the Company, as amended November 19, 1998 (Exhibit 3.2 to the Company's Form 10-K/A for the fiscal year ended December 31,
           1998, File No. 1-13565).
   4.1   --Form of Statement of Designation of Convertible Preferred Stock
           (Exhibit 99(e) to Form 8-K filed November 5, 1999, File No. 1-13565).
 *10.1   --Subscription and Exchange Agreement dated as of November 2, 1999 between the Company and BOSS II, LLC.
  11     --None
  15     --None
  18     --None
  19     --None
  22     --None
  23     --None
  24     --None
 *27     --Financial Data Schedule
  99     --None

--------
*  Filed herewith