Form 10-K
period 1999-12-31
ENCOMPASS SERVICES CORP
filed 2000-03-30
CIK 1039690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 For the transition period from       to

                          Commission File No. 1-13565

                        Encompass Services Corporation
            (Exact name of registrant as specified in its charter)

                Texas                                  76-0535259
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification Number)

    3 Greenway Plaza, Suite 2000                          77046
           Houston, Texas                              (Zip Code)
   (Address of principal executive
               office)

                                (713) 860-0100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
        Title of each class          on which registered
        -------------------        -----------------------
   Common stock, par value $0.001  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 27, 2000, (i) there were 63,118,808 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding and (ii) the aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date) was $398,025,979. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the registrant's 2000 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year) are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I

 Item 1.  Description of Business.......................................     1
 Item 2.  Properties....................................................     9
 Item 3.  Legal Proceedings.............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders...........    10
 Item 4A. Executive Officers............................................    10

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    13
 Item 6.  Selected Financial Data.......................................    14
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    15
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    24
 Item 8.  Financial Statements and Supplementary Data...................    25
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    56

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............    56
 Item 11. Executive Compensation........................................    56
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    56
 Item 13. Certain Relationships and Related Transactions................    56

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K...........................................................    57

          CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

  This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management, based on information currently available to management. Forward-looking statements can be identified by the use of the future tense or other forward-looking words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "should," "may," "will," "objective," "projection," "forecast," "management believes," "continue," "strategy," "position" or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under:

  .  Item 1, Business

  . Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

  .  Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

  Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder value of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond management's ability to control or predict. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others,

  .  the ability to achieve synergies and revenue growth,

  . national, regional and local economic, competitive and regulatory conditions and developments,

  .  technological developments,

  .  capital market conditions,

  .  inflation rates,

  .  interest rates,

  .  weather conditions,

  .  the timing and success of business development efforts, and

  .  other uncertainties,

all of which are difficult to predict and many of which are beyond management's control. Shareholders are cautioned not to put undue reliance on any forward-looking statements.

  Shareholders should understand that the foregoing important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements.

                                    PART I

Item 1. Description of Business.

  Encompass Services Corporation ("Encompass"), a Texas corporation incorporated in 1997, is the leading nationwide provider of facilities services to commercial, industrial and residential customers. Its operations are conducted through subsidiaries operating in approximately 250 locations throughout the United States. As used herein, the "Company" refers to Encompass and its subsidiaries.

Merger With Building One Services Corporation

  In November 1999, Group Maintenance America Corp. ("GroupMAC"), the predecessor of Encompass, and Building One Services Corporation ("Building One") entered into an Agreement and Plan of Merger providing for the merger of Building One with and into GroupMAC (the "Merger"). The Merger was completed in February 2000 to form Encompass Services Corporation. As a result of the Merger, the combined company is approximately twice the size of each of GroupMAC and Building One and has the capability of providing mechanical, electrical and janitorial services, either alone or in combination with another service, in more locations than either constituent company could perform on its own. For additional information concerning the Merger, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 18 to the Consolidated Financial Statements of Encompass Services Corporation and Subsidiaries.

  Because the Merger occurred in February 2000, the financial statements included herein do not reflect the historical operations of Building One. Furthermore, because the Merger will be accounted for as a reverse acquisition of GroupMAC by Building One, financial statements for future periods will reflect the historical operations of Building One rather than GroupMAC.

  In connection with the Merger, Encompass issued to an affiliate of Apollo Management, L.P. approximately $256 million of 7.25% Convertible Preferred Stock in exchange for $150 million in cash and approximately $106 million aggregate principal amount of Building One convertible subordinated debentures. Based upon the current conversion price of $14.00 per share, the preferred stock is convertible into approximately 18.2 million shares of Encompass common stock, representing approximately 23% of the voting power of Encompass. Encompass used the cash proceeds from the issuance of the Convertible Preferred Stock to permit its shareholders to convert approximately 11.1 million shares of Encompass common stock into cash pursuant to the Merger.

Other Developments in 1999

  During 1999, the Company acquired 14 mechanical and electrical services companies with combined annual revenues of approximately $406 million. These acquisitions resulted in an increase in the portion of the Company's business derived from commercial and industrial customers as the Company focused its acquisition program on companies that could further the implementation of the Company's national accounts initiatives. The Company significantly expanded its electrical and communications business with the acquisition of five electrical service companies. With these acquisitions and the addition of the Building One operating companies, the Company comprises approximately 250 locations in 38 states and has $3.6 billion in pro forma 1999 revenues. The Company's expanded geographic coverage and service mix will allow it to pursue business opportunities that were not previously available and lessen its dependence on acquisitions to fulfill its business plan.

  The Company intends to selectively make additional acquisitions of businesses offering mechanical, electrical/communications and janitorial services within the commercial, industrial and residential markets. The Company's long term objective is to be able to offer each of these services in the 100 largest metropolitan areas in the United States.

                         SEGMENT FINANCIAL INFORMATION

  Information concerning the Company's principal business segments as of December 31, 1999 is set forth in Note 16 to the Consolidated Financial Statements. The following tables summarize (i) revenues, (ii) operating income and (iii) allocable assets of the business segments of the Company for the periods indicated (dollars in thousands):

                                                                  Ten Months
                                                 Year ended         ended
                              Year ended        December 31,     December 31,
                          December 31, 1999         1998             1997
                          ------------------------------------  ------------------
Revenues
Commercial/Industrial...  $ 1,217,712    78.7% $472,451   62.0% $ 23,305      16.8%
Residential.............      328,122    21.2   286,737   37.7   113,927      82.3
Other...................        1,957     0.1     2,353    0.3     1,247       0.9
                          -----------  ------  --------  -----  --------     -----
  Total Revenues........  $ 1,547,791   100.0% $761,541  100.0% $138,479     100.0%
                          ===========  ======  ========  =====  ========     =====
Income From Operations
Commercial/Industrial...  $    87,128    74.3% $ 33,890   55.4% $  1,108       9.4%
Residential.............       29,902    25.5    27,168   44.4    10,559      90.0
Other...................          254     0.2        98    0.2        71       0.6
                          -----------  ------  --------  -----  --------     -----
Segment Operating
 Earnings...............      117,284   100.0%   61,156  100.0%   11,738     100.0%
                                       ======            =====               =====
Merger and related
 charges (a)............       (3,725)               --               --
Unallocated net
 corporate expenses
 (b)....................       (9,575)           (9,090)         (11,516)(c)
                          -----------          --------         --------
  Income from
   Operations...........  $   103,984          $ 52,066         $    222
                          ===========          ========         ========
Assets
Commercial/Industrial ..  $   888,744    83.7% $542,998   77.4% $ 65,566      34.0%
Residential.............      124,374    11.7   123,775   17.7    96,237      50.0
Other...................       48,415     4.6    34,308    4.9    30,884      16.0
                          -----------  ------  --------  -----  --------     -----
  Total Assets..........  $ 1,061,533   100.0% $701,081  100.0% $192,687     100.0%
                          ===========  ======  ========  =====  ========     =====

--------
(a) Represents non-recurring, non-deductible merger and related charges associated with the Merger which was completed subsequent to year end. (See Note 18 to the Consolidated Financial Statements.)
(b) Unallocated net corporate expenses primarily include (i) corporate overhead, (ii) corporate and operating company management bonuses, and
    (iii) savings from national purchase agreements relating to materials and property/casualty insurance.
(c) Includes a $7.0 million non-recurring, non-cash compensation charge related to the reverse acquisition of Airtron, Inc.

                          COMMERCIAL/INDUSTRIAL GROUP

  Through its Commercial/Industrial Group, the Company provides mechanical and electrical contracting services to commercial/industrial customers. The following table shows the approximate percentages of the revenues of the Commercial/Industrial Group's revenue mix for each of the fiscal years ended December 31, 1999 and 1998:

                                                                   Percentage
                                                                  of Revenues
                                                                  -------------
                                                                  1999    1998
                                                                  -----  ------
   Mechanical
     Maintenance, Repair and Replacement.........................  48.6%   51.4%
     New Installation............................................  26.8    30.5
                                                                  -----  ------
       Total Mechanical..........................................  75.4%   81.9%
                                                                  =====  ======
   Electrical and Other
     Maintenance, Repair and Replacement.........................  17.4%   13.0%
     New Installation............................................   7.2     5.1
                                                                  -----  ------
       Total Electrical and Other................................  24.6%   18.1%
                                                                  =====  ======
   Total Commercial/Industrial Group............................. 100.0% 100.00%
                                                                  =====  ======

  Upon the consummation of the Merger with Building One, the Commercial/Industrial Group was reorganized into four groups--the Mechanical Group, the Electrical/Communications Group, the Industrial Group and the National Accounts Group.

Services Provided

  Mechanical. The Company designs, installs, maintains, repairs and replaces the heating, ventilating and air conditioning ("HVAC"), control and monitoring and process piping systems in commercial and industrial facilities such as manufacturing and processing facilities, power generation facilities, hospitals and other critical care facilities, colleges and universities, hotels, commercial office buildings, retail stores, and restaurants, supermarkets, and convenience stores. The services provided include both maintenance, repair and replacement ("MRR") services and new installation services for products such as compressor-bearing HVAC equipment, boilers, chillers, central plants, process piping and control systems. The MRR work includes preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs and the replacement (in conjunction with the retrofitting or remodeling of a commercial building, or as a result of an emergency request) of HVAC systems and associated parts, plumbing fixtures, pipes, water feed and sewer lines, water heaters, softeners, filters and controls. The Commercial/Industrial Group also designs and installs mechanical, electrical and other systems on behalf of owners or general contractors in commercial buildings.

  Electrical/Communications. The Company installs, maintains and upgrades the electrical systems of commercial/industrial facilities, including process controls, lighting, power, lifesafety systems and energy management systems. The Company also designs, installs, upgrades, maintains and repairs low energy systems ("LES") including voice and data cabling, high speed data network infrastructure systems, fiber optics, video, security and sound. LES is the fastest growing segment of the electrical construction business. Additionally, through its information technology unit, Total Site SolutionsSM, the Company provides consulting services, turnkey design and installation work for various mission critical facilities such as telecommunications facilities, call centers, network control rooms, mainframe data centers, trading floors, laboratories and medical facilities, which must remain on line 100% of the time. Total Site SolutionsSM also provides broad-based service agreements that include provision and administration of bundled preventive maintenance and emergency response services for these facilities.

Customers

  The Company's commercial/industrial customers include general contractors, facility owners, facility managers, developers, utilities, energy service companies, property managers, engineers, consultants, and architects. The Company expects to perform an increasing amount of services for energy service companies seeking to bundle their service and commodity product offerings.

  The Company is seeking to expand the services it provides to building owners and operators through a national accounts marketing effort focusing on entities that are responsible for operating the mechanical and electrical systems of buildings located throughout the United States. The Company's customers include Microsoft, Lincoln Properties, Pep Boys, Blockbuster and MCI Worldcom. No customer accounts for more than 2% of the Commercial/Industrial Group's revenues.

                               RESIDENTIAL GROUP

  Through its Residential Group, the Company provides mechanical and other contracting services to homebuilders and homeowners from 38 locations. Although most of the Group's locations perform MRR services, five of the operating companies emphasize new construction work and represent 69% of the Group's revenues.

  The following table shows the revenue mix of the Residential Group for each of the fiscal years ended December 31, 1999 and 1998:


                                                                   Percentage
                                                                   of Revenues
                                                                   ------------
                                                                   1999   1998
                                                                   -----  -----
     Maintenance, Repair and Replacement..........................  31.0%  33.1%
     New Installation.............................................  69.0%  66.9%
                                                                   -----  -----
     Total Residential Group...................................... 100.0% 100.0%
                                                                   =====  =====

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

Customers

  The Company markets its residential new installation contracting services to local, regional and national homebuilders, including U.S. Home Corporation, Pulte Home Corporation, Centex Corporation, and Beazer Homes Corporation. The Company targets its growth in the residential new installation market in those areas of the United States that have growth rates above the national average. Through strong existing relationships with major national homebuilders, the Company is marketing its capabilities to provide consistent, reliable installation services on a regional basis. No customer accounts for more than 3% of the Residential Group's revenues.

  The Company's customers for residential maintenance, repair and replacement services consist primarily of homeowners. The Company advertises its maintenance and repair services in the yellow pages, on billboards, on television and radio, and through direct mail. It also relies upon unique service offerings to attract and retain customers.

                               JANITORIAL GROUP

  The Janitorial Group, which was acquired by the Company in February 2000 in connection with the Building One merger, offers janitorial and maintenance management services in 50 states. The Company believes that the Janitorial Group is the largest provider of janitorial and maintenance management services to the retail sector in the United States based on revenues.

Services

  The services provided by the Janitorial Group include:

  .floor and carpet cleaning and maintenance;

  .floor stripping and refinishing;

  .chemical supply and equipment management;

  .window, wall and structural cleaning and maintenance;

  .restroom and other area sanitation;

  .duct cleaning;

  .furniture polishing; and

  .exterior window, wall, sidewalk, and parking lot cleaning and maintenance.

  If requested by a customer, the Janitorial Group selects, manages and integrates services provided by its operating companies and third parties to customers and often administers the back office functions for the third party to ensure the quality of the service performed. The Janitorial Group also relieves its customers from the burden of finding and supervising the contractor or in-house labor to provide service.

Customers

  The customers of the Janitorial Group include retail chain stores, grocery stores, office buildings, industrial plants, banks, department stores, warehouses, educational and health facilities, restaurants, and airport terminals throughout the United States. The Company often provides services to a customer under a contractual arrangement on a regional or national basis. The Janitorial Group's customers include MCI Worldcom, Walmart, Safeway, UPS, Trammell Crow and CB Richard Ellis. No single customer accounts for more than 8% of the Janitorial Group's revenues.

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

  A portion of the Company's service work is done to satisfy manufacturers' equipment warranties. For such services, the Company is generally compensated by the manufacturer responsible for the defective equipment under warranty. The Company attempts to enter into service contracts whereby the customer pays an annual or semiannual fee for periodic diagnostic and preventive services. The customers under service contracts receive priority service and specific discounts from standard prices for repair and replacement services.

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

  The Company will generally perform work contracted by it using its personnel who work from one of the Commercial/Industrial Group's 68 locations. However, the Company may subcontract with other contractors to perform work in locations where the Company does not have a facility or where the Company's backlog requires additional resources.

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

  The Janitorial Group assigns regional contract managers to each customer. The contract managers determine whether to self perform work or utilize the group's existing network of 425 cleaning companies to subcontract duties. Each of the group's three major divisions (retail, commercial and industrial) use the subcontractor network whenever possible because of the proven benefits (reliability, quality consistency and customer preference) of using the local workforce. The Janitorial Group's Quality Measurement System measures the quality of cleaning and customer support efforts. In addition, the group runs a 24/7 call center to handle any emergency cleaning requests and has a national computer network to respond quickly and appropriately to any customer requests.

Sources of Supply

  The raw materials and components used by the Company include HVAC system components, ductwork, steel sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Chillers for large units typically have the longest delivery time and generally have lead times of up to three to four months. The major components of HVAC systems are condensing units and chillers that are manufactured primarily by Trane Air Conditioning Company, Carrier Corporation, and York Heating and Air Conditioning Company. The major suppliers of control systems are Honeywell Inc., Johnson Controls, Inc. and Andover Control Corporation. The Company is not materially dependent on any of these outside sources.

Employees

  The Company currently has approximately 30,000 full and part-time employees. In the course of performing installation work, the Company may utilize the services of subcontractors. Approximately 3,800 employees (in 20 of the Company's subsidiaries) are members of unions and work under collective bargaining agreements. The collective bargaining agreements have expiration dates between April 2000 and June, 2007. The Company believes that its relationship with its employees is generally satisfactory.

Seasonality

  The Company's mechanical and electrical services business tends to be affected adversely by moderate weather patterns. Comparatively warm winters and cool summers reduce the demand for its maintenance, repair and replacement services. Additionally, its new installation business is affected adversely by extremely cold weather and large amounts of rain. As a result, the Company expects that its revenues and operating results will be lower in the first and, to a lesser degree, fourth calendar quarters. Prolonged weather conditions or seasonal variations may cause unpredictable fluctuations in operating results.

Backlog

  At December 31, 1999 and 1998, the Company's backlog of work was approximately $589.7 million and $420.7 million, respectively. Of the December 31, 1999 backlog, approximately $543.6 million related to the Company's commercial/industrial operations and the remaining $46.1 million related to the Company's residential operations. The Company expects that during 2000 it will complete a substantial portion of the backlog as of December 31, 1999.

Competition

  The facility services industry is highly competitive. The Company believes that the principal competitive factors in the facility services industry are
(i) timeliness, reliability and quality of services provided, (ii) range of services offered, (iii) market share and visibility and (iv) price. The Company believes its strategy of creating a leading national provider of comprehensive services directly addresses these factors. The ability of the Company to employ, train and retain highly motivated service technicians to provide quality services should be enhanced by its ability to utilize professionally managed recruiting and training programs. In addition, the Company expects to offer compensation, health and savings benefits that are more comprehensive than most offered in the industry. Competitive pricing is possible through purchasing economies and other cost saving opportunities that exist across each of the service lines offered and from productivity improvements.

  Most of the Company's competitors are small, owner-operated companies that typically operate in a single market. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates. Moreover, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. There are currently a limited number of public companies focused on providing services in some of the same service lines provided by the Company.

  In addition, there are a number of national retail chains that sell a variety of plumbing fixtures and equipment and HVAC equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services. Other companies or trade groups engage in franchising their names and marketing programs in some service lines. In addition, HVAC equipment manufacturers, the unregulated business segments of regulated gas and electric utilities and deregulated utilities are entering into various commercial/industrial or residential service areas. Certain of the Company's competitors and potential competitors have greater financial resources than the Company to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own commercial/industrial or residential service operations if they decide to enter the field.

Governmental Regulation

  Many aspects of the Company's operations are subject to various federal, state and local laws and regulations, including, among others, (1) permitting and licensing requirements applicable to contractors in their respective trades, (2) building, mechanical and electrical codes and zoning ordinances,
(3) laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services, and (4) laws and regulations relating to worker safety and protection of human health. In Florida, warranties provided for in the Company's service agreements subject the Company and such agreements to some aspects of that state's insurance laws and regulations. Specifically, the Company is required to maintain funds on deposit with the Florida Office of Insurance Commissioner and Treasurer, the amount of which is not material to the Company's business. The Company is in compliance with these deposit requirements.

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

  Capital expenditures related to environmental matters during the fiscal year ended December 31, 1999, were not material. The Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by the Company which may be material.

Item 2. Properties.

  The Company's executive offices are located in leased office space at 3 Greenway Plaza, Suite 2000, Houston, Texas 77046.

  The Company's vehicle fleet is estimated to be approximately 9,500 owned or leased service trucks, vans and support vehicles. It believes these vehicles generally are well-maintained, ordinary wear and tear excepted, and adequate for the Company's current operations.

  The Company conducts its business from approximately 250 facilities, substantially all of which are leased under agreements with remaining terms up to 11 years from the date hereof on terms the Company believes to be commercially reasonable. A majority of the Company's facilities are leased from certain former shareholders (or entities controlled by certain former shareholders) of its subsidiaries. The provisions of the leases are on terms the Company believes to be at least as favorable to the Company as could have been negotiated by the Company with unaffiliated third parties. The Company believes the owned and leased facilities are adequate to serve its current level of operations.

  The Company believes that it has generally satisfactory title to the property owned by it, subject to the liens for current taxes, liens incident to minor encumbrances and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such property in its business. Additionally, the inventory and accounts receivable of the Company and the capital stock of its subsidiaries are subject to a lien under its credit facility.

Item 3. Legal Proceedings.

  The Company is a party to various legal proceedings. It is not possible to predict the outcome of these matters. However, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1999.

Item 4A. Executive Officers.

  The following table sets forth certain information concerning the executive officers of the Company as of March 1, 2000:

          Name           Age                            Position
          ----           ---                            --------
J. Patrick Millinor,
 Jr..................... 54  Chairman of the Board; Director
Joseph M. Ivey.......... 41  President and Chief Executive Officer; Director
Donald L. Luke.......... 63  Executive Vice President and Chief Operating Officer; Director
Chester J. Jachimiec.... 45  Senior Vice President, Corporate Development and Planning
Darren B. Miller........ 40  Senior Vice President and Chief Financial Officer
Randolph W. Bryant...... 49  Vice President, General Counsel and Secretary
Jeanne Buchanan......... 47  Vice President, Corporate Communications
Daniel W. Kipp.......... 40  Vice President, Treasurer and Chief Information Officer
Keith Kirk.............. 40  Vice President, Purchasing
Steven C. Ronilo........ 50  Vice President, Human Resources
William P. Love, Jr..... 40  President, Electrical/Communications Group
Patrick L. McMahon...... 51  President, Industrial Group
Alfred R. Roach, Jr..... 55  President, Mechanical Group
Thomas P. Rosato........ 48  President, National Accounts
Michael Sullivan........ 52  President, Janitorial Group
Robert Tyler............ 50  President, Residential Group

  J. Patrick Millinor, Jr. became Chairman of the Board of the Company in February 2000. He previously served as Chief Executive Officer of the Company from April 1997 and also served as President of the Company and its predecessor from October 1996 to August 1997. He has also been a director of the Company and its predecessor since October 1996. From September 1994 to October 1996, Mr. Millinor worked directly for Gordon Cain, a major stockholder in the Company, assisting in the formation and management of Agennix Incorporated and Lexicon Genetics, two biotechnology companies. He currently serves as a director of Agennix Incorporated, General Roofing Services, Inc. and Haelan Health(R) Corporation.

  Joseph M. Ivey became President and Chief Executive Officer and a director of the Company in February 2000. He previously served as the president and chief executive officer of Building One from February 1999 to February 2000. He also served as a director of Building One from October 1998 to February 2000. From September 1998 to February 1999, Mr. Ivey served as the president of the Building One mechanical group. Prior to joining Building One, Mr. Ivey served as the chairman and chief executive officer of Ivey Mechanical Company, Inc., a mechanical services company that Building One acquired in September 1998. Mr. Ivey also serves as a director of 1st M&F Corp. Mr. Ivey is a graduate of, and serves as a trustee of Freed-Hardeman University.

  Donald L. Luke became Executive Vice President and Chief Operating Officer of the Company in February 2000. He previously served as President and Chief Operating Officer of the Company since August 1997. He has also served as a director of the Company since that date. From November 1996 to July 1997, he served as Chairman of Arriva Air International, Inc. a start-up commercial air cargo business, and a partner in McFarland Grossman Capital Ventures, L.C., a consolidator of fastener distribution companies. From September 1996 to August 1997, he served as the Chief Executive Officer of CTW, Inc. a privately held acquisitions and management company, and a consultant to Batteries Batteries, Inc., a consolidator of specialty battery distribution companies which completed its initial public offering in April 1996. From 1995 to September 1996, he served as President, Chief Executive Officer and Director of Batteries Batteries, Inc. Previously, Mr. Luke served as Chief Operating Officer and a director of ChemLawn Services Corporation.

  Chester J. Jachimiec became Senior Vice President--Corporate Development and Planning of the Company in February 2000. From October 1996 through February 2000, he served as Executive Vice President--Acquisitions of the Company and its predecessor. From February 1994 to October 1996, Mr. Jachimiec served as the Director of Acquisitions & Investments for Tenneco Energy. From 1990 to 1994, he was an investor in or consultant to various private ventures engaged in natural gas gathering, processing and exploration as well as computer software development. Prior to 1990, Mr. Jachimiec practiced securities law and public accounting with several professional firms.

  Darren B. Miller became Senior Vice President of the Company in February 2000. From July 1998 to February 2000, he served as Executive Vice President of the Company. He has also served as Chief Financial Officer of the Company and its predecessor since October 1996. He was also a Senior Vice President from October 1996 until July 1998. From 1989 to 1996, Mr. Miller served in several capacities at Allwaste, Inc., an industrial service company, including Vice President--Treasurer and Controller from 1995 to 1996. Prior to 1989, he was employed in the audit practice of Arthur Andersen LLP.

  Randolph W. Bryant became Vice President, General Counsel and Secretary of the Company in February 2000. From April 1997 until February 2000 he served as the Company's Senior Vice President, General Counsel and Secretary. From December 1996 to April 1997, Mr. Bryant served as Associate General Counsel of El Paso Natural Gas Company. From 1984 to 1996, he was an attorney with Tenneco Inc. and Tenneco Energy Inc., last serving as Associate General Counsel.

  Jeanne Buchanan became Vice President, Corporate Communications, of the Company in January 2000. Prior to joining the Company, she was Vice President, Corporate Communications, of PennzEnergy Company from January 1999 until October 1999. She previously served as Vice President, Investor Relations, of United Meridian Corporation from 1993 until January 1999.

  Daniel W. Kipp became Vice President, Treasurer and Chief Information Officer in February 2000. He previously served as Senior Vice President of the Company since July 1998 and its Corporate Controller since February 1997. He also served as a Vice President of the Company from February 1997 through July 1998. From February 1994 until February 1997, Mr. Kipp was a sales executive with American Sterling, a provider of hazard insurance outsourcing services to the mortgage banking industry, and from July 1990 until February 1994 he was Vice President and Controller of Allwaste Recycling, Inc., a glass recycler and powdered glass processor. Prior to July 1990, he was employed in the audit practice of Arthur Andersen LLP.

  Keith Kirk became Vice President, Purchasing, in February 2000. He previously served as the Company's Vice President, Supplier Relations, from October 1998 to February 2000 and as Director, Supplier Relations, from October 1997 to October 1998. Prior to joining the Company, Mr. Kirk was Director, Supply Management, with Bristol Compressors, an equipment manufacturer, from 1995 to October 1997. From 1989 until 1995, he held several positions with Lennox Industries, Inc., an HVAC equipment manufacturer, involving the purchase of materials and supplies.

  Steven C. Ronilo became Vice President, Human Resources, of the Company in February 2000. He previously served the Company as its Senior Vice President, Human Resources, from April 1999 until February 2000. Mr. Ronilo was employed by Amerra Health Services, Inc., a national health care provider with 384 facilities in 22 states, as Vice President of Human Resources from October 1997 until joining the Company in April 1999. From March 1990 until October 1997, he served as Senior Vice President of Human Resources and Education for Regency Health Services, Inc., a California based company with 168 facilities in six states. Prior to March 1990, Mr. Ronilo was director of labor relations and employee relations for several large manufacturing firms and the nation's largest long-term care company with 116,000 employees.

  William P. Love, Jr. became President, Electrical/Communications Group, of the Company in February 2000. Before joining the Company in February 2000, he served as the president of Building One's mechanical and electrical group from March 1998. From September 1980 to March 1998, Mr. Love served as the president and chief executive officer of SKC Electric, Inc., an electrical installation and maintenance services company that Mr. Love founded and that became a wholly-owned subsidiary of Building One in March 1998. He previously served as a director of Building One from March 1998 until February 2000.

  Patrick McMahon became President, Industrial Group, of the Company in February 2000. He was previously Executive Vice President and Chief Operating Officer of the Industrial Business Unit of Building One's Mechanical and Electrical Group since July 1999. Previously, Mr. McMahon was a management consultant with respect to outsourcing maintenance operations from October 1998 to July 1999 and served as President and Chief Operating Officer of Professional Services Group, a subsidiary of Air & Water Technologies, between May 1995 and October 1998. From July 1994 to March 1995, he served as Vice President of National Sales of International Technology, Inc., and from May 1971 to June 1994 Mr. McMahon served in various capacities at Brown & Root including Vice President of Business Development and Vice President of Operations and Engineering.

  Thomas P. Rosato became President, National Accounts, of the Company in February 2000. Prior to assuming that position, he was President of Total Site Solutions, a division of the Company performing mission critical services, and was also responsible for developing the national accounts business of the Company. He had previously served as president of Commercial Air, Power & Cable, Inc., a subsidiary of the Company, for more than five years. Mr. Rosato was a founder of Commercial Air and sold it to the Company in 1998.

  Michael Sullivan became President, Janitorial Group, of the Company in February 2000. He was previously Chairman of the Building One Service Solutions Group since November 1998. From 1980 to 1998, Mr. Sullivan served as President and Chief Executive Officer of Sullivan Service Company, a contract management firm that Mr. Sullivan founded and that has been a wholly-owned subsidiary of Building One since Building One acquired it on April 27, 1998 from United Service Solutions. In 1980, Mr. Sullivan founded SPC Contract Management, which specializes in outsourcing cleaning services for the specialty retailer, and was acquired by Building One on April 27, 1998 from United Service Solutions. From 1975 to 1980 he served as the President of Coastal Building Maintenance, a contract cleaning company.

  Alfred R. Roach, Jr. became President, Mechanical Group of the Company in February 2000. He previously served as Executive Vice President of the Company's Commercial/Industrial Group since January 1998 and Executive Vice President--Marketing, Sales and Product Support from August 1997 until January 1998. From 1989 to July 1997, Mr. Roach was a partner in Callahan Roach & Associates, which provided management training and consulting services to HVAC contractors. From 1986 to 1989, he served as President and General Counsel of Service America Corporation, an HVAC franchise company. From 1970 to 1986, Mr. Roach engaged in the private practice of law.

  Robert Tyler has become President, Residential Group of the Company in February 2000. He previously served as Senior Vice President of the Company's Residential Group since June 1998. From February 1994 until June 1998, he was Vice President, Sales, for Amana Heating and Air Conditioning, a manufacturer of HVAC equipment. He previously served as National Sales Manager for Friedrich Air Conditioning, a manufacturer of HVAC equipment, from January 1990 until February 1994.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Common Stock of the Company is listed for trading on the New York Stock Exchange (the "NYSE") under the symbol "ESR." As of March 27, 2000, there were 63,118,808 shares of Common Stock outstanding, held by approximately 2,240 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

Sales Prices of Common Stock

  The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE (as reported by National Quotation Bureau, LLC) for the periods indicated:

                                                                 High     Low
                                                               -------- --------
Year ended December 31, 1998
1st quarter................................................... $17.125  $14
2nd quarter...................................................  19.625   15.50
3rd quarter...................................................  20.625   11.25
4th quarter...................................................  14.1875  10.3125
Year ended December 31, 1999
1st quarter................................................... $15.4375 $ 9.875
2nd quarter...................................................  14.4375  10.75
3rd quarter...................................................  14.4375   9.75
4th quarter...................................................  12.25     7

Dividends

  Under applicable corporate law, the Company may pay dividends out of surplus (as defined under the Texas Business Corporation Act). At December 31, 1999, the Company had surplus of approximately $426.0 million for the payment of dividends. The Company has not paid a dividend on the Common Stock since its incorporation and does not anticipate paying any dividends on the Common Stock in the foreseeable future because it intends to retain any earnings to finance the expansion of its business, to repay indebtedness and for general corporate purposes. Under the terms of the Company's 7.25% Convertible Preferred Stock, the holders of the Convertible Preferred Stock are entitled to receive in the aggregate dividends of approximately $18.6 million per year, payable quarterly. However, the Company has the option, until March 2003, of deferring the payment of dividends on the Convertible Preferred Stock without any adverse consequences other than a compounding of the dividends payable in the future. The Company has elected to defer the payment of the dividend that would otherwise be payable on March 31, 2000.

  Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. Additionally, the Company's revolving credit facility prohibits the payment of dividends without the consent of the lenders, the Company's indenture relating to the 10 1/2% Senior Subordinated Notes due 2009 assumed in connection with the Merger (the "10 1/2% Notes") places restrictions on the ability of the Company to pay dividends other than dividends on its Convertible Preferred Stock, and the holders of the Convertible Preferred Stock must approve payment of dividends on the Common Stock in excess of five percent of the value of the Common Stock during any twelve month period. For additional information concerning the Company's revolving credit facility and the 10 1/2% Notes, see Note 7 and Note 18, respectively, to the Consolidated Financial Statements included under Item 8 of this Annual Report.

Item 6. Selected Financial Data.

  Our first acquisition was that of Airtron. For accounting purposes, this transaction was accounted for as a reverse acquisition, as if Airtron acquired Encompass, because the former shareholders of Airtron owned a majority of our common stock upon consummation of the acquisition. As such, the Selected Income Statement and Balance Sheet data set forth below as of and for the two-year period ended February 28, 1997 have been derived from the audited financial statements of Airtron. The financial statements of Encompass and its subsidiaries, other than Airtron, are included in the financial statements from their respective dates of acquisition.

  The selected financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," included elsewhere herein (in thousands, except per share data):

                                                     Ten Months    Fiscal Year Ended
                           Year Ended   Year Ended     Ended        February 28 or
                          December 31, December 31, December 31,        29,(b)
                          ------------ ------------ ------------  -------------------
                            1999(a)      1998(a)      1997(a)       1997      1996
                          ------------ ------------ ------------  --------- ---------
INCOME STATEMENT DATA:
Revenues................   $1,547,791    $761,541     $138,479    $  81,880 $  73,765
Gross Profit............      318,728     176,145       36,717       23,374    21,091
Selling, General and
 Administrative
 Expenses...............      198,417     118,119       35,862(c)    19,811    17,615
Merger and Related
 Charges(d).............        3,725          --           --           --        --
Goodwill
 Amortization(e)........       12,602       5,960          633           --        --
                           ----------    --------     --------    --------- ---------
Income from Operations..      103,984      52,066          222        3,563     3,476
Interest Income
 (Expense), Net.........      (28,727)     (6,188)      (1,144)          89        68
Other Income, Net.......          782         377          112          256       246
                           ----------    --------     --------    --------- ---------
Income (Loss) Before
 Income Tax Provision...       76,039      46,255         (810)       3,908     3,790
Income Tax Provision....       34,483      20,326        2,832        1,572     1,651
                           ----------    --------     --------    --------- ---------
Net Income (Loss).......   $   41,556    $ 25,929     $ (3,642)   $   2,336 $   2,139
                           ==========    ========     ========    ========= =========
Net Income (Loss) Per
 Share:
  Basic.................   $     1.12    $   0.94     $  (0.34)
                           ==========    ========     ========
  Diluted...............   $     1.11    $   0.93     $  (0.34)
                           ==========    ========     ========
Weighted Average Shares
 Outstanding:
  Basic.................       37,176      27,544       10,800
                           ==========    ========     ========
  Diluted...............       37,496      27,948       10,800
                           ==========    ========     ========
                                       December 31,               February 28 or 29,
                          --------------------------------------  -------------------
                              1999         1998         1997        1997      1996
                          ------------ ------------ ------------  --------- ---------
BALANCE SHEET DATA:
Cash and Cash
 Equivalents............   $    3,452    $  2,371     $ 25,681    $   4,339 $   1,774
Working Capital.........      201,353      86,441       40,478        6,337     3,285
Total Assets............    1,061,533     701,081      192,687       27,153    28,282
Total Debt..............      384,648     223,959        2,938        1,290        --
Shareholders' Equity....      425,970     315,929      136,653        5,991     6,373

--------
(a) The operations of the acquired businesses (other than Airtron) are included in the financial data from the effective date of their respective acquisition.

(b) Concurrent with the initial public offering of Encompass' common stock (the "IPO") the Company changed its fiscal year end from February 28 to December 31.

(c) Includes $7.0 million of non-recurring, non-cash compensation expenses related to the reverse acquisition of Encompass during the ten months ended December 31, 1997.

(d) Represents non-recurring, non-deductible merger and related costs associated with the merger with Building One Services Corp. that was completed subsequent to year end. See Note 18 to the Consolidated Financial Statements for further discussion.

(e) Consists of amortization recorded, as a result of the acquisition of acquired businesses, over a 40-year period and computed on the basis described in the notes to consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Encompass Services Corporation ("Encompass"), formerly Group Maintenance America Corp. ("GroupMAC"or the "Company") was incorporated to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets. The following review of the Company's financial condition and results of operations should be read in connection with the consolidated financial statements and related notes presented in Item 8.

Merger With Building One Services Corporation

  On February 22, 2000, the shareholders of both GroupMAC and Building One Services Corporation ("Building One") approved a merger of the two companies (the "Merger"). Under the terms of the Merger, each outstanding share of Building One common stock was converted into 1.25 shares of GroupMAC common stock. In addition, approximately 11,052,000 shares of GroupMAC common stock were converted into cash at a rate of $13.50 per share pursuant to a cash election right available to GroupMAC shareholders. In connection with the closing of the Merger, GroupMAC amended its articles of incorporation to change the Company's name to Encompass Services Corporation.

  Concurrent with the closing of the Merger, an affiliate of Apollo Management, L.P. exchanged $106 million of Building One convertible junior subordinated debentures and $150 million of cash for approximately $256 million of GroupMAC convertible preferred stock. The preferred stock will mature in 2012, will bear a dividend yield coupon rate of 7.25% and will be convertible into shares of GroupMAC common stock at a conversion price of $14 per common share. The proceeds from the issuance of the convertible preferred stock were used to fund the cash election feature of the Merger.

  On February 22, 2000, GroupMAC entered into a new credit agreement to provide a total of $800 million in financing. The proceeds of this new credit agreement were used to refinance the existing revolving credit facilities of GroupMAC and Building One, as well as GroupMAC's senior subordinated notes. In addition, GroupMAC assumed the 10 1/2% Senior Subordinated Notes due 2009 of Building One.

  GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One is deemed to be the acquiror and, accordingly, the Merger will be accounted for as a "reverse acquisition." Under this method of accounting, Encompass' historical results for periods prior to the Merger will be the same as Building One's historical results.

General

  The Company has historically derived revenues from providing maintenance, repair and replacement and new installation services for mechanical, electrical and other systems to commercial/industrial and residential customers. Revenues for 1999 consisted of the following (dollars in thousands):

                                                           Revenues  Percentages
                                                          ---------- -----------
Maintenance, repair and replacement......................  $ 906,901     58.6%
New installation.........................................    640,890     41.4
                                                          ----------    -----
  Total.................................................. $1,547,791    100.0%
                                                          ==========    =====

  The Company recognizes maintenance, repair and replacement revenues as the services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. The Company generally accounts for revenues from fixed price installation and retrofit contracts on a percentage-of-completion basis, using the cost-to-cost method.

  Cost of services consists primarily of components, parts and supplies related to new installation and maintenance, repair and replacement services, salaries and benefits of service and installation technicians, subcontracted services, depreciation, fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for management, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

  The Company's balanced business mix is reflected to varying degrees in its gross margins. The gross margin for the businesses providing services to commercial/industrial markets was 18.7% for the twelve months ended December 31, 1999. The Company's businesses performing primarily maintenance, repair and replacement services in the residential markets tend to have higher gross margins, averaging 32.3% for the twelve months ended December 31, 1999. On average, the Company's residential new installation businesses have lower gross margins. Such companies' gross margin was 23.0% for the twelve months ended December 31, 1999. Future consolidated gross margins may vary depending on, among other things, shifts in the business mix as well as the impact of future acquisitions on the business mix.

  The Company has realized savings from (1) greater volume discounts from suppliers of components, parts and supplies; (2) consolidation of insurance and bonding programs; (3) other general and administrative expenses such as training and advertising; and (4) its ability to borrow at lower interest rates than most, if not all, of its subsidiaries. These savings are offset by costs related to corporate management structure, costs associated with being a public company and integration costs.

  Effective April 30, 1997, the Company entered into an Agreement and Plan of Exchange with Airtron (the "Airtron Agreement"), pursuant to which the Company issued $20.4 million in cash, 14.9 million shares of preferred stock and 4.7 million shares of common stock to shareholders of Airtron in exchange for all of the then outstanding shares of Airtron. Although for legal purposes Airtron was acquired by the Company, for accounting purposes the transaction was accounted for as a reverse acquisition, as if Airtron acquired the Company, due to the fact that the former shareholders of Airtron then owned a majority of the outstanding common stock. In connection with the reverse acquisition, the Company recorded the consideration paid to the shareholders of the Company as non-recurring compensation expense of $7.0 million in the accompanying consolidated statements of operations for the ten months ended December 31, 1997. The consolidated financial statements included elsewhere herein for the periods prior to the effective date of the acquisition only include the accounts of Airtron. The consolidated statements of shareholders' equity have been converted from Airtron's capital structure to the Company's capital structure to reflect the exchange of shares pursuant to the Airtron Agreement. Concurrent with the initial public offering of the Company's common stock in November 1997 (the "IPO"), the Company changed its fiscal year end from February 28 to December 31.

  As of December 31, 1999, the Company was comprised of 73 operating companies performing services in 64 cities across 28 states. Through its acquisitions since the IPO, the Company has increased the portion of its business derived from commercial/industrial customers and focused its acquisition program on companies that could further the implementation of the Company's national accounts initiatives. The Company has also significantly expanded its electrical and data cabling business through these acquisitions.

Results of Operations

  The following table sets forth certain financial data for the periods indicated (dollars in thousands):

                            Fiscal Year       Fiscal Year       Ten Months
                               Ended             Ended            Ended
                            December 31,      December 31,     December 31,
                                1999              1998             1997
                          -----------------  ---------------  ---------------
Revenues................  $1,547,791  100.0% $761,541  100.0% $138,479  100.0%
Cost of Services........   1,229,063   79.4   585,396   76.9   101,762   73.5
                          ----------  -----  --------  -----  --------  -----
Gross Profit............     318,728   20.6   176,145   23.1    36,717   26.5
Selling, General and
 Administrative
 Expenses...............     211,019   13.6   124,079   16.2    36,495   26.3
Merger and Related
 Charges................       3,725    0.2        --     --        --     --
                          ----------  -----  --------  -----  --------  -----
Income from Operations..     103,984    6.7    52,066    6.9       222    0.2
Interest, net...........     (28,727)  (1.9)   (6,188)  (0.8)   (1,144)  (0.8)
Other...................         782    0.1       377     --       112     --
                          ----------  -----  --------  -----  --------  -----
Income (Loss) Before
 Income Tax Provision...      76,039    4.9    46,255    6.1      (810)  (0.6)
Income Tax Provision....      34,483    2.2    20,326    2.7     2,832    2.0
                          ----------  -----  --------  -----  --------  -----
Net Income (Loss).......  $   41,556    2.7% $ 25,929    3.4% $ (3,642)  (2.6)%
                          ==========  =====  ========  =====  ========  =====

Twelve Months Ended December 31, 1999 Compared To Twelve Months Ended December 31, 1998

  Revenues. Revenues increased $786.3 million, or 103.2%, to $1,547.8 million for the twelve months ended December 31, 1999 from $761.5 million for the twelve months ended December 31, 1998. The increase in revenues is attributable to the following:

  . $624.7 million relates to the incremental revenue contributed in the twelve months ended December 31, 1999 by commercial/industrial companies acquired during or subsequent to the twelve months ended December 31, 1998;

  . $13.1 million relates to the incremental revenue contributed in the twelve months ended December 31, 1999 by residential companies acquired during or subsequent to the twelve months ended December 31, 1998;

  . $117.0 million relates to the same store growth in the commercial/industrial group. Of this increase, $47.2 million results from growth in work in mission-critical environments and voice/data cabling in the Mid-Atlantic region and $25.0 million relates to volume increases in the Seattle/Portland market, with the balance of the increase generated primarily from the Dallas, Little Rock, Toledo, Minneapolis, Bakersfield, California and Vail, Colorado markets; and

  . $31.5 million relates to the same store growth in the residential group.
    Of this increase, $22.9 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $8.6 million relates to companies that primarily provide maintenance, repair and replacement services.

  Gross Profit. Gross profit increased $142.6 million, or 80.9%, to $318.7 million for the twelve months ended December 31, 1999 from $176.1 million for the twelve months ended December 31, 1998. The increase in gross profit is attributable to the following:

  . $117.1 million relates to the incremental gross profit contributed in the twelve months ended December 31, 1999 by commercial/industrial companies acquired during or subsequent to the twelve months ended December 31, 1998;

  . $2.4 million relates to the incremental gross profit contributed in the twelve months ended December 31, 1999 by residential companies acquired during or subsequent to the twelve months ended December 31, 1998;

  . $13.8 million relates to the same store growth in the commercial/industrial group. Of this increase, $5.1 million results from growth in work in mission-critical environments and voice/data cabling in the Mid-Atlantic region and $4.3 million relates to volume increases in the Seattle/Portland market, with the balance of the increase generated primarily from the Little Rock, Toledo, Minneapolis and Vail, Colorado markets. Partially offsetting these increases were continued economic softening in the Richmond, Virginia market and general labor inefficiencies caused by the shortage of experienced field personnel in the industry and additional overtime hours incurred to handle the substantial volume of work, which had the most impact on the Dallas market;

  . $7.7 million relates to the same store growth in the residential group.
    Of this increase, $5.2 million relates to companies that primarily provide new installation services due to an increase in new home starts in the markets they serve and $2.5 million relates to companies that primarily provide maintenance, repair and replacement services; and

  . $1.6 million relates to additional materials purchases savings in the current period.

  Gross profit margin decreased 2.5% for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998 because of the Company's acquisition emphasis during 1998 and 1999 on commercial/industrial businesses, which support the Company's national accounts initiatives. These businesses typically have lower gross margins than residential businesses. Also impacting the decrease were gross profit declines in the Dallas and Richmond, Virginia markets, as well as the general labor inefficiencies referred to above.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill amortization and merger and related charges, increased $90.6 million, or 73.1%, to $214.7 million for the twelve months ended December 31, 1999 from $124.1 million for the twelve months ended December 31, 1998. The increase in these expenses is attributable to the following:

  . $59.6 million relates to the incremental selling, general and administrative expenses incurred in the twelve months ended December 31, 1999 by commercial/industrial companies acquired during or subsequent to the twelve months ended December 31, 1998;

  . $1.5 million relates to the incremental selling, general and administrative expenses incurred in the twelve months ended December 31, 1999 by residential companies acquired during or subsequent to the twelve months ended December 31, 1998;

  . $12.3 million relates to the same store growth in the commercial/industrial group, with $1.7 million of the increase coming from the Mid-Atlantic market and $3.8 million from the Company's Seattle/Portland operations;

  . $5.4 million relates to the same store growth in the residential group;

  . $7.1 million relates to incremental corporate expenses representing expansion of the corporate management team, expenses of employee benefit programs and infrastructure necessary to execute the Company's operating and acquisition strategies;

  . $3.7 million relates to non-recurring, non-deductible charges related to costs incurred in connection with the Merger (see above discussion and Note 18 to the Consolidated Financial Statements);

  . $6.6 million relates to an increase in goodwill amortization associated with the above described acquisitions.

  Partially offsetting the above increases is approximately $5.3 million of increased savings related to the Company's property and casualty insurance programs and a $0.3 million decrease in field bonuses.

  As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses, non-recurring charges related to the Merger and goodwill amortization, decreased to 11.8% for the twelve months ended December 31, 1999 from 14.0% for the twelve months ended December 31, 1998, due primarily to achieving lower selling, general and administrative expense margins on a same store basis and acquiring a higher mix of commercial companies which tend to have lower selling, general and administrative expense structures relative to revenues earned. When including corporate expenses and goodwill amortization but excluding non-recurring charges related to the Merger, selling, general and administrative expenses as a percentage of revenues decreased to 13.6% for the twelve months ended December 31, 1999 from 16.2% for the twelve months ended December 31, 1998.

  Net Interest. Net interest increased $22.5 million during the twelve months ended December 31, 1999 compared to the same period of the prior year. Such increase was attributable to a higher level of borrowings under the Company's credit facility and the issuance in January 1999 of $130 million in Senior Subordinated Notes, which carried a higher rate of interest than loans under the credit facility. The higher level of borrowings was needed to finance the Company's aggressive acquisition program during 1998 and 1999. See "Liquidity and Capital Resources."

  Income Tax Provision. The income tax provision increased $14.2 million to $34.5 million for the twelve months ended December 31, 1999 from $20.3 million for the twelve months ended December 31, 1998. This increase corresponds with the pre-tax income increase of $29.8 million between periods. The effective tax rate for the twelve months ended December 31, 1999 was 45.3% compared to 43.9% for the twelve months ended December 31, 1998. The effective tax rate exceeds the Company's statutory federal and state tax rate and has increased between years due primarily to non-deductible goodwill amortization of $9.3 million and non-deductible merger and related charges of $3.7 million in 1999 compared to $6.0 million of non-deductible goodwill amortization in 1998. When excluding the non-deductible merger and related charges in 1999, the overall effective tax rate decreased to 43.2% in 1999 from 43.9% in 1998. This overall decrease in the effective tax rate results from certain income tax strategies, including structuring seven of the Company's acquisitions as taxable asset acquisitions, resulting in the deductibility of goodwill for these entities.

Twelve Months Ended December 31, 1998 Compared To Ten Months Ended December 31, 1997

  Revenues. Revenues increased $623.0 million, or 450.0%, to $761.5 million for the twelve months ended December 31, 1998 from $138.5 million for the ten months ended December 31, 1997. The increase in revenues is attributable to the following:

  . $328.7 million relates to 28 commercial/industrial companies acquired during 1998,

  . $54.1 million relates to 11 residential companies acquired during 1998,

  . $186.7 million relates to 13 companies acquired simultaneous with the IPO, resulting in twelve months of revenues during 1998 compared to two months of revenues during 1997,

  . $29.3 million relates to the other 10 companies acquired in June and July of 1997, resulting in twelve months of revenue during 1998 compared to six or seven months of revenues during 1997, and

  . $24.2 million relates to Airtron, resulting in twelve months of revenues in 1998 compared to ten months of revenues in 1997.

  Gross Profit. Gross profit increased $139.4 million, or 379.8%, to $176.1 million for the twelve months ended December 31, 1998 from $36.7 million for the ten months ended December 31, 1997. The increase in gross profit is attributable to the following:

  . $66.0 million relates to 28 commercial/industrial companies acquired during 1998,

  . $15.2 million relates to 11 residential companies acquired during 1998,

  . $37.2 million relates to 13 companies acquired simultaneous with the IPO, resulting in twelve months of activity during 1998 compared to two months of activity during 1997,

  . $8.9 million relates to the other 10 companies acquired in June and July of 1997, resulting in twelve months of activity during 1998 compared to six or seven months of activity during 1997,

  . $10.1 million relates to Airtron, resulting in twelve months of activity in 1998 compared to ten months of activity in 1997, and

  . $2.0 million relates to materials purchases savings.

  Gross profit margin decreased 3.4% for the twelve months ended December 31, 1998 compared to the ten months ended December 31, 1997 because of the Company's 1998 acquisition emphasis on com-mercial/industrial businesses, which support the Company's national accounts initiatives although they typically have lower gross margins than residential businesses.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $87.6 million, or 240.0%, to $124.1 million for the twelve months ended December 31, 1998 from $36.5 million for the ten months ended December 31, 1997. The increase in selling, general and administrative expenses is attributable to the following:

  . $37.5 million relates to 28 commercial/industrial companies acquired during 1998,

  . $10.6 million relates to 11 residential companies acquired during 1998,

  . $23.5 million relates to 13 companies acquired simultaneous with the IPO, resulting in twelve months of activity during 1998 compared to two months of activity during 1997,

  . $6.5 million relates to the other 10 companies acquired in June and July of 1997, resulting in twelve months of activity during 1998 compared to six or seven months of activity during 1997,

  . $4.3 million relates to Airtron, resulting in twelve months of activity in 1998 compared to ten months of activity in 1997,

  . $7.8 million relates to corporate expenses representing the formation of the corporate management team and infrastructure necessary to execute the Company's operating and acquisition strategies,

  . $5.3 million relates to goodwill amortization associated with the above described acquisitions, and

  . $2.6 million relates to field bonuses.

  Offsetting the above increases were the following reductions:

  . $7.0 million reduction in compensation expense recognized in the prior year from the reverse acquisition of Airtron, and

  . $3.5 million of savings related to the Company's property and casualty insurance programs.

  As a percentage of revenues, selling, general and administrative expenses, excluding corporate expenses, goodwill amortization and the 1997 non-recurring compensation expense, decreased to 14.0% for the twelve months ended December 31, 1998 from 18.3% for the ten months ended December 31, 1997. This decrease was due primarily to achieving lower selling and administrative expense margins within the 23 companies acquired during 1997 and acquiring a higher mix of commercial/industrial companies which tend to have lower selling and administrative expense structures relative to revenues earned. When including corporate expenses and goodwill amortization, but excluding the non-recurring, non-cash compensation expense of $7.0 million, selling, general and administrative expenses as a percentage of revenue decreased to 16.2% for the twelve months ended December 31, 1998 from 21.1% for the ten months ended December 31, 1997.

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

Year 2000

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

  The Company has completed its Year 2000 plan to address the issues resulting from the Year 2000. To date the Company has encountered no major automation or business disruptions due to Year 2000 issues. The Company continues to operate normally through all of its operating companies and will continue to monitor operations throughout 2000.

  The Company is monitoring the effect of the Year 2000 on its most significant customers and suppliers, and thus indirectly on the Company. To date, none of these significant customers and suppliers has encountered business interruptions due to the Year 2000 that have impacted the Company's operations. There are no individual customers who will have a material impact on our revenues should they fail to complete their Year 2000 efforts. Additionally, the Company has alternative vendors that can be relied on should a current vendor fail in its Year 2000 preparations.

  Independent of its Year 2000 activities discussed in the previous paragraphs, the Company has been developing a common information system throughout the organization for its overall information needs that would be free of any Year 2000 limitations. The Company's board of directors previously approved the prototype and pilot phase of an enterprise resource planning ("ERP") system. This phase commenced in July 1999 and was expected to take approximately ten months to complete, with conclusion originally expected by the end of the second quarter of the Year 2000. The Merger required that management focus all resources towards the integration of the Building One companies. Accordingly, implementation of the ERP system has been suspended until such time as the information needs of the Building One companies can be assessed and factored into the overall systems strategy of the combined organization. To date, the Company has expended approximately $6.1 million related to the implementation of the ERP system.

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

  A substantial portion of the Company's business involves installation of mechanical and electrical systems in newly constructed residences and commercial/industrial facilities. Our revenues from new installation services in the residential market is dependent upon the level of housing starts in the areas in which we operate. The housing industry is cyclical, and the Company's revenues from residential new installation will be affected by the factors that affect the housing industry. These factors include changes in employment and income levels, the availability and cost of financing for new home buyers and general economic conditions. The level of new commercial/industrial installation services is also affected by changes in economic conditions and interest rates. General downturns in housing starts or new commercial/industrial construction in the areas in which the Company operates could have a material adverse effect on its business, including its financial condition and results of operations.

Inflation

  Inflation did not have a significant effect on the results of operations for the years ended December 31, 1999 and 1998, or the ten months ended December 31, 1997.

Liquidity and Capital Resources

  Historically, the Company has financed its operations and growth with internally generated working capital and borrowings from commercial banks or other lenders. These borrowings (other than subordinated debt) are secured by the Company's accounts receivable and inventory.

  At December 31, 1999, the Company had outstanding $249.4 million of borrowings under its then existing $425 million revolving credit facility (the "Credit Agreement"). In connection with the Merger with Building One, the Company entered into a new $800 million revolving credit facility and borrowed funds under the new facility to repay (i) the borrowings under the old facility, (ii) $130 million of senior subordinated notes (the "Senior Subordinated Notes") issued in January 1999, and (iii) borrowings of Building One under its revolving credit facility. As of March 27, 2000, $743.5 million of borrowings were outstanding under the new facility. The availability of borrowings under the new facility is subject to the Company's ability at the time to meet certain specified conditions, which the Company believes it currently meets. These conditions include compliance with the financial covenants and ratios required by the new credit facility, absence of default under the facility and continued accuracy of the representations and warranties contained in the facility (including the absence of any material adverse changes since the specified dates). Also in connection with the Merger, the Company assumed the 10 1/2% Senior Subordinated Notes due 2009 of Building One.

  Concurrent with the closing of the Merger, an affiliate of Apollo Management, L.P. exchanged $106 million of Building One convertible junior subordinated debentures and $150 million of cash for approximately $256 million of Encompass convertible preferred stock. The preferred stock will mature in 2012, will bear a dividend yield coupon rate of 7.25% and will be convertible into shares of Encompass common stock at a conversion price of $14 per common share. The proceeds from the issuance of the convertible preferred stock were used to fund the cash election feature of the Merger.

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

  The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the years ended

December 31, 1999 and 1998 and the ten months ended December 31, 1997, capital expenditures aggregated $20.1 million, $9.3 million and $2.0 million, respectively. The Company anticipates that its cash flow from operations and existing credit facilities will provide cash in excess of its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

  For the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997, the Company generated $29.6 million, $0.9 million and $4.4 million of cash from operating activities, respectively. For the year ended December 31, 1999, net income, depreciation, amortization, deferred taxes and other items generated $72.6 million and changes in asset and liability accounts utilized a net $43.0 million. The use of cash due to changes in asset and liability accounts is due primarily to increased levels of receivables, the majority of which results from internal revenue growth during the twelve months ended December 31, 1999. For the year ended December 31, 1998, net income, depreciation, amortization, deferred taxes and non-cash compensation generated $43.5 million and changes in asset and liability accounts utilized a net $42.6 million. For the ten months ended December 31, 1997, net loss, depreciation, amortization, deferred taxes and non-cash compensation generated $7.5 million and changes in asset and liability accounts utilized a net $3.1 million.

  For the year ended December 31, 1999, the Company used $137.1 million of cash in investing activities. These activities principally consisted of $116.0 million for acquisitions and $20.1 million for capital expenditures. For the year ended December 31, 1998, the Company used $189.2 million in investing activities. These activities principally consisted of $178.5 million for acquisitions and $9.3 million for capital expenditures. For the ten months ended December 31, 1997, the Company used $37.9 million in investing activities. These activities principally consisted of $35.8 million for acquisitions and $2.0 million for capital expenditures.

  For the year ended December 31, 1999, the Company generated $108.6 million of cash from financing activities. These activities principally consisted of proceeds from long-term debt, net of offering costs, of $357.1 million and $248.8 million in payments of long-term debt. For the year ended December 31, 1998, the Company generated $165.0 million in cash from its financing activities. These activities principally consisted of proceeds from long-term debt of $884.5 million and payments of long-term debt of $719.5 million. For the ten months ended December 31, 1997, the Company generated $54.9 million in cash from its financing activities. These activities principally consisted of issuance of common stock for $109.7 million and proceeds from long-term debt of $32.5 million less distributions to shareholders of $20.4 million, payments of long-term debt of $47.7 million and retirement of preferred stock of $19.3 million.

  The Company intends to selectively pursue strategic acquisition opportunities. Management believes that funds provided by operations, together with funds available under the Company's new credit facility entered into with Bank of America, N.A. and Chase Bank of Texas, N.A. (as Co-Lead Arrangers and Co-Book Managers) in connection with the Merger and other financing sources will be adequate to meet its anticipated requirements for acquisitions. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  The table below provides information about the Company's market sensitive financial instruments as of December 31, 1999 and 1998. In connection with the Merger, the Company has refinanced the borrowings under the Credit Agreement and the Senior Subordinated Notes with proceeds from a new $800 million revolving credit facility discussed in Item 7 and has assumed $200 million of Building One's 10.5% Senior Subordinated Notes. The Company's major market risk exposure is changing interest rates. All items described are non-trading and are stated in U.S. dollars (in thousands). The information constitutes a "forward looking statement."

                                                                                               Fair Value
                                                                                                   at
                                                                                              December 31,
December 31, 1999:        2000      2001      2002     2003    2004    Thereafter     Total       1999
------------------       -------  --------  --------  ------  -------  ----------    -------- ------------
Fixed Rate Debt......... $ 1,098  $     --  $     --  $   --  $    --   $     --     $  1,098   $  1,098
  Average rate..........     7.4%       --        --      --       --         --
Credit Agreement........ $    --  $249,400  $     --  $   --  $    --   $     --     $249,400   $249,400
  Average rate..........      --        (a)       --      --       --         --
Senior Subordinated
 Notes.................. $    --  $     --  $     --  $   --  $    --   $130,000     $130,000   $128,700
  Average rate..........      --        --        --      --       --       10.6%(b)
Junior Subordinated
 Notes.................. $    --  $     --  $     --  $1,650  $ 2,500   $     --     $  4,150   $  4,150
  Average rate..........      --        --        --     6.0%     7.5%        --
                                                                                               Fair Value
                                                                                                   at
                                                                                              December 31,
December 31, 1998:        1999      2000      2001     2002    2003    Thereafter     Total       1998
------------------       -------  --------  --------  ------  -------  ----------    -------- ------------
Fixed Rate Debt......... $12,959  $     --  $     --  $   --  $    --   $     --     $ 12,959   $ 12,959
  Average rate..........    7.12%       --        --      --       --         --
Credit Agreement........ $    --  $     --  $195,000  $   --  $    --   $     --     $195,000   $195,000
  Average rate..........      --        --        (a)     --       --         --
Junior Subordinated
 Notes.................. $    --  $     --  $     --  $   --  $16,000   $     --     $ 16,000   $ 16,000
  Average rate..........      --        --        --      --     6.00%        --

--------
(a) The Credit Agreement borrowings bore interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA (with all capitalized terms as defined in the Credit Agreement). The Eurodollar Rate is the rate defined in the Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA. At December 31, 1999 and 1998, the weighted average interest rates in effect for the Credit Agreement borrowings were 8.34% and 7.08%, respectively.
(b) The Senior Subordinated Notes were unsecured, matured in January 2009 and bore interest at 9.75% payable semi-annually. In addition, there were approximately $11.0 million in related debt issuance costs which were being amortized to interest expense over the ten year life of these notes, increasing the effective interest rate to 10.6%.

Item 8. Financial Statements and Supplementary Data.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page

ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
Independent Auditors' Report..............................................  26
Consolidated Balance Sheets...............................................  27
Consolidated Statements of Operations.....................................  28
Consolidated Statements of Shareholders' Equity...........................  29
Consolidated Statements of Cash Flows.....................................  30
Notes to Consolidated Financial Statements................................  31
SEPARATE FINANCIAL STATEMENTS OF GROUP MAINTENANCE AMERICA CORP.
 FROM INCEPTION THROUGH DATE OF REVERSE ACQUISITION
Independent Auditors' Report..............................................  47
Balance Sheets............................................................  48
Statements of Operations..................................................  49
Statements of Shareholders' Equity (Deficit)..............................  50
Statements of Cash Flows..................................................  51
Notes to Financial Statements.............................................  52

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Encompass Services Corporation:

  We have audited the accompanying consolidated balance sheets of Encompass Services Corporation (formerly Group Maintenance America Corp.) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998, and the ten months ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encompass Services Corporation (formerly Group Maintenance America Corp.) and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG LLP

Houston, Texas
February 16, 2000

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                               December 31,
                                                            -------------------
                          ASSETS                               1999      1998
                          ------                            ---------- --------
Current Assets:
  Cash and cash equivalents................................ $    3,452 $  2,371
  Accounts receivable, net of allowance for doubtful
   accounts of $9,591 and $5,355, respectively.............    338,137  187,251
  Inventories..............................................     22,551   17,843
  Costs and estimated earnings in excess of billings on
   uncompleted contracts...................................     59,334   26,533
  Prepaid expenses and other current assets................     11,733    6,134
  Deferred tax assets......................................     10,537    7,579
  Refundable income taxes..................................         --    3,341
                                                            ---------- --------
    Total current assets...................................    445,744  251,052
Property and Equipment, net................................     59,051   40,795
Goodwill, net of accumulated amortization of $19,096 and
 $6,593, respectively......................................    541,776  398,714
Deferred Debt Issue Costs..................................     12,917    9,260
Other Long-Term Assets.....................................      2,045    1,260
                                                            ---------- --------
    Total assets........................................... $1,061,533 $701,081
                                                            ========== ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current Liabilities:
  Short-term borrowings and current maturities of long-term
   debt.................................................... $    1,098 $ 12,959
  Accounts payable.........................................    102,115   59,068
  Accrued compensation.....................................     44,016   29,736
  Accrued liabilities......................................     20,161   10,401
  Due to related parties...................................     10,642   14,961
  Billings in excess of costs and estimated earnings on
   uncompleted contracts...................................     55,144   27,830
  Income taxes payable.....................................      2,740    2,028
  Other current liabilities................................      8,475    7,628
                                                            ---------- --------
    Total current liabilities..............................    244,391  164,611
Revolving Credit Facility..................................    249,400  195,000
Senior Subordinated Notes..................................    130,000       --
Junior Subordinated Notes..................................      4,150   16,000
Deferred Tax Liabilities...................................      6,138      733
Other Long-Term Liabilities................................      1,484    8,808
Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $0.001 par value; 50,000 shares
   authorized; none issued and outstanding................         --       --
  Common stock, $0.001 par value; 100,000 shares
   authorized; 38,621 and 33,154 shares issued and
   outstanding, respectively..............................         39       33
  Additional paid-in capital..............................    390,957  322,478
  Retained earnings (deficit).............................     34,974  (6,582)
                                                           ---------- --------
    Total shareholders' equity............................    425,970  315,929
                                                           ---------- --------
    Total liabilities and shareholders' equity............ $1,061,533 $701,081
                                                           ========== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Year Ended         Ten Months
                                                December 31,          Ended
                                             --------------------  December 31,
                                                1999       1998        1997
                                             ----------  --------  ------------
Revenues.................................... $1,547,791  $761,541    $138,479
Cost of Services............................  1,229,063   585,396     101,762
                                             ----------  --------    --------
  Gross Profit..............................    318,728   176,145      36,717
Selling, General and Administrative
 Expenses...................................    198,233   117,951      28,643
Merger and Related Charges..................      3,725        --          --
Amortization of Goodwill....................     12,602     5,960         633
Compensation Expense From Reverse
 Acquisition and Issuance of Management
 Shares and Stock Options...................        184       168       7,219
                                             ----------  --------    --------
  Income from operations....................    103,984    52,066         222
Other Income (Expense):
  Interest expense..........................    (29,133)   (6,595)     (1,542)
  Interest income...........................        406       407         398
  Other.....................................        782       377         112
                                             ----------  --------    --------
    Income (loss) before income tax
     provision..............................     76,039    46,255        (810)
Income Tax Provision........................     34,483    20,326       2,832
                                             ----------  --------    --------
Net Income (Loss)........................... $   41,556  $ 25,929    $ (3,642)
                                             ==========  ========    ========
Basic Earnings (Loss) Per Share:
  Earnings (Loss) Per Share................. $     1.12  $   0.94    $  (0.34)
                                             ==========  ========    ========
  Weighted Average Shares Outstanding.......     37,176    27,544      10,800
                                             ==========  ========    ========
Diluted Earnings (Loss) Per Share:
  Earnings (Loss) Per Share................. $     1.11  $   0.93    $  (0.34)
                                             ==========  ========    ========
  Weighted Average Shares Outstanding.......     37,496    27,948      10,800
                                             ==========  ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                         Common Stock  Additional Retained                    Total
                         -------------  Paid-In   Earnings  Subscriptions Shareholders'
                         Shares Amount  Capital   (Deficit)  Receivable      Equity
                         ------ ------ ---------- --------- ------------- -------------
BALANCE, February 28,
 1997...................  4,652  $ 5    $  2,646   $ 3,340     $    --      $  5,991
  Purchases of acquired
   companies............  5,612    6      58,781        --      (6,153)       52,634
  Public offering, net
   of offering costs....  8,340    8     103,543        --          --       103,551
  Compensation expense
   from issuance of
   management shares and
   stock options........      5   --         241        --          --           241
  Preferred stock issued
   to Airtron
   shareholders in
   reverse acquisition..     --   --          --   (14,873)         --       (14,873)
  Distribution to
   Airtron shareholders
   in reverse
   acquisition..........     --   --          --   (17,336)         --       (17,336)
  Shares issued under
   subscription
   agreement............  2,000    2          --        --       6,153         6,155
  Exercise of stock
   options..............     20   --          61        --          --            61
  Common stock to be
   issued in
   acquisitions.........     --   --       3,871        --          --         3,871
  Net loss..............     --   --          --    (3,642)         --        (3,642)
                         ------  ---    --------   -------     -------      --------
BALANCE, December 31,
 1997................... 20,629   21     169,143   (32,511)         --       136,653
  Purchases of acquired
   companies............ 12,455   12     148,762        --          --       148,774
  Debenture conversion..     68   --         820        --          --           820
  Compensation expense
   from issuance of
   stock options........     --   --         168        --          --           168
  Exercise of stock
   options..............      2   --          10        --          --            10
  Common stock to be
   issued in
   acquisitions.........     --   --       3,575        --          --         3,575
  Net income............     --   --          --    25,929          --        25,929
                         ------  ---    --------   -------     -------      --------
BALANCE, December 31,
 1998................... 33,154   33     322,478    (6,582)         --       315,929
  Purchases of acquired
   companies............  5,413    6      61,172        --          --        61,178
  Compensation expense
   from issuance of
   stock options........     --   --         184        --          --           184
  Exercise of stock
   options..............     54   --         258        --          --           258
  Common stock to be
   issued in
   acquisitions.........     --   --       1,102        --          --         1,102
  Tax benefit from
   deferred compensation
   arrangement..........     --   --       5,763        --          --         5,763
  Net income............     --   --          --    41,556          --        41,556
                         ------  ---    --------   -------     -------      --------
BALANCE, December 31,
 1999................... 38,621  $39    $390,957   $34,974     $    --      $425,970
                         ======  ===    ========   =======     =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 Year ended         Ten months
                                                December 31,          ended
                                             --------------------  December 31,
                                               1999       1998         1997
                                             ---------  ---------  ------------
 Net income (loss).........................  $  41,556  $  25,929    $ (3,642)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization...........     27,175     13,863       1,413
   Gain from sale of property and
    equipment..............................       (252)       (26)        (32)
   Deferred income taxes...................      2,376      3,499       2,482
   Non-cash merger and related charges.....      1,500         --          --
   Non-cash compensation expense...........        184        168       7,219
   Changes in operating assets and
    liabilities, net of effect of
    acquisitions accounted for as
    purchases:
     (Increase) decrease in--
      Accounts receivable..................    (67,937)   (27,316)     (2,849)
      Inventories..........................     (1,769)    (1,718)       (656)
      Costs and estimated earnings in
       excess of billings on uncompleted
       contracts...........................     (9,174)    (6,950)        503
      Prepaid expenses and other current
       assets..............................     (4,634)    (3,404)         46
      Refundable income taxes..............      3,341      1,319       1,665
      Other long-term assets...............      3,268       (780)       (299)
     Increase (decrease) in--
      Accounts payable.....................      9,566      3,614        (918)
      Accrued liabilities..................      6,256     (2,918)     (4,598)
      Due to related parties...............       (181)    (5,469)       (732)
      Billings in excess of costs and
       estimated earnings on uncompleted
       contracts...........................     12,904      3,885       1,572
      Income taxes payable.................      6,749        519       1,586
      Other current liabilities............         75     (2,282)      1,442
      Other long-term liabilities..........     (1,391)    (1,082)        206
                                             ---------  ---------    --------
        Net cash provided by operating
          activities.......................     29,612        851       4,408
                                             ---------  ---------    --------
Cash Flows From Investing Activities:
 Cash paid for acquisitions, net of cash
  acquired of $7,430, $13,176 and $5,263,
  respectively.............................   (116,012)  (178,542)    (35,767)
 Deferred acquisition costs................     (2,117)    (1,573)       (246)
 Purchases of property and equipment.......    (20,054)    (9,292)     (2,017)
 Proceeds from sale of property and
  equipment................................      1,076        199          83
                                             ---------  ---------    --------
        Net cash used in investing
          activities.......................   (137,107)  (189,208)    (37,947)
                                             ---------  ---------    --------
Cash Flows From Financing Activities:
 Retirement of preferred stock.............         --         --     (19,277)
 Proceeds from senior subordinated debt
  offering, net of offering costs..........    118,984         --          --
 Proceeds from long-term debt..............    239,990    884,515      32,500
 Payments of long-term debt................   (248,788)  (719,478)    (47,742)
 Deferred financing costs on other long-
  term debt................................     (1,868)        --          --
 Issuance of common stock..................         --         --     109,706
 Exercise of stock options.................        258         10          61
 Distributions to shareholders prior to
  initial public offering..................         --         --     (20,367)
                                             ---------  ---------    --------
Net cash provided by financing activities..    108,576    165,047      54,881
                                             ---------  ---------    --------
Net Increase (Decrease) In Cash and Cash
 Equivalents...............................      1,081    (23,310)     21,342
Cash and Cash Equivalents, beginning of
 period....................................      2,371     25,681       4,339
                                             ---------  ---------    --------
Cash and Cash Equivalents, end of period...  $   3,452  $   2,371    $ 25,681
                                             =========  =========    ========
Supplemental Disclosures of Cash Flow
 Information:
 Interest Paid.............................  $  21,222  $   5,163    $  1,470
 Income Taxes Paid.........................  $  25,764  $  16,869    $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

  Encompass Services Corporation ("Encompass"), formerly Group Maintenance America Corp. ("GroupMAC" or "the Company" ) was incorporated as a Texas corporation to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets.

  Effective April 30, 1997, the Company entered into an Agreement and Plan of Exchange (the "Airtron Agreement") with Airtron, Inc. ("Airtron") and certain of its shareholders, pursuant to which $20.4 million in cash, 14.9 million shares of the Company preferred stock and 4.7 million shares of the Company common stock were issued to shareholders of Airtron in exchange for all of the then outstanding shares of Airtron. Although for legal purposes Airtron was acquired by the Company, for accounting purposes the transaction was accounted for as a reverse acquisition, as if Airtron acquired the Company, due to the fact that the former shareholders of Airtron then owned a majority of the Company common stock. In connection with the purchase of the Company, the consideration paid to the shareholders of the Company was recorded as non-recurring compensation expense of $7.0 million in the accompanying consolidated statements of operations for the ten months ended December 31, 1997. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of Airtron. The consolidated statements of shareholders' equity have been converted from Airtron's capital structure to the Company's capital structure to reflect the exchange of shares pursuant to the Airtron Agreement. The cash and redeemable preferred stock paid to the Airtron shareholders, net of existing liabilities to former shareholders, have been treated as a distribution to the Airtron shareholders. All significant intercompany balances have been eliminated. Concurrent with the initial public offering of the Company's common stock in November 1997 (the "IPO"), the Company changed its fiscal year end from February 28 to December 31.

  As of December 31, 1999, the Company was comprised of 73 operating companies performing services in 64 cities across 28 states. Through its acquisitions, the Company has increased the portion of its business derived from commercial/industrial customers and focused its acquisition program on companies that could further the implementation of the Company's national accounts initiatives. The Company has also significantly expanded its electrical and data cabling business through these acquisitions.

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

 Deferred Debt Issue Costs

  Deferred debt issue costs related to the Company's revolving credit agreement and senior subordinated notes are included in other noncurrent assets and amortized to interest expense over the scheduled maturity of the debt.

 Stock-Based Compensation

  Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


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

 Earnings Per Share

  Weighted average shares outstanding for each of the periods presented were as follows (in thousands):

                                                     Year Ended    Ten Months
                                                    December 31,     Ended
                                                    ------------- December 31,
                                                     1999   1998      1997
                                                    ------ ------ ------------
Shares issued through December 31, 1997 excluding
 acquisitions...................................... 16,629 16,629     9,541
Shares issued for 1997 acquisitions................  4,682  4,733     1,259
Shares issued for 1998 acquisitions................ 12,228  6,182        --
Shares issued for 1999 acquisitions................  3,600     --        --
Exercise of stock options..........................     37     --        --
                                                    ------ ------    ------
  Weighted average shares outstanding -- Basic..... 37,176 27,544    10,800
                                                    ------ ------    ------
Incremental effect of options and warrants
 outstanding.......................................    320    404        --
                                                    ------ ------    ------
  Weighted average shares outstanding -- Diluted... 37,496 27,948    10,800
                                                    ====== ======    ======

  Basic earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive common shares.

  Because the Company reported a net loss for the ten months ended December 31, 1997, the potentially dilutive common shares (including warrants and stock options discussed in Note 9) had an anti-dilutive effect on earnings per share. As of December 31, 1999 and 1998, options to purchase 3.4 million and
0.4 million shares of common stock and warrants to purchase 0.6 million and
1.3 million shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares.

 Reclassifications

  Certain amounts recorded in the year ended December 31, 1998 and the ten months ended December 31, 1997 have been reclassified to conform with the current year presentation.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

3. BUSINESS COMBINATIONS

  During 1997, the Company acquired 23 companies for approximately $44.2 million in cash, 4.5 million shares of common stock, 4.4 million shares of redeemable preferred stock (which were retired in connection with the IPO), options to acquire 0.1 million shares of common stock and warrants to purchase
0.5 million shares of common stock. Of the total recorded consideration, approximately $3.2 million of cash and 0.5 million shares of common stock were due to former owners at December 31, 1997. During 1998, a reduction of approximately $1.0 million in cash and 0.1 million shares of common stock was recorded to reflect final settlements on certain 1997 acquisitions. Also during 1998, payments of approximately $1.9 million in cash and 0.4 million shares of common stock were made to former shareholders on certain 1997 acquisitions.

  During 1998, the Company completed the acquisition of 39 platform and five tuck-in companies for approximately $194.8 million in cash, $4.0 million of notes payable, $16.0 million of junior subordinated debt, 12.1 million shares of common stock, options to purchase 0.3 million shares of common stock and warrants to purchase 0.8 million shares of common stock. Of the total consideration, approximately $7.2 million of cash was due to former owners at December 31, 1998. During 1999, the Company paid approximately $6.1 million of cash related to previously recorded amounts due to former shareholders of companies acquired prior to December 31, 1998. In addition, the Company reduced amounts due to former shareholders by approximately $1.1 million related to final purchase price settlements.

  During 1999, the Company completed the acquisition of 14 additional companies, including 13 platform companies and one satellite location. These companies were acquired for approximately $181.4 million, which includes cash payments of $115.2 million, $4.1 million in junior subordinated notes, 5.1 million shares of common stock and warrants to purchase approximately 80,000 shares of common stock. Of the total consideration, approximately $6.6 million of cash was due to former owners at December 31, 1999.

  In conjunction with the above mentioned acquisitions, the Company assumed $35.4 million, $26.2 million and $16.1 million of debt for acquisitions completed in 1999, 1998 and 1997, respectively.

  For the above mentioned acquisitions, the common stock, options and warrants were valued at estimated fair value at the time of the respective acquisition and the preferred stock was valued at its redemption value of $1 per share. For certain 1999 acquisitions, allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information becomes available. Such additional information includes appraisals on property, contingent liabilities of the acquired business, and working capital settlements related to the acquisition consideration and the net assets acquired. However, the Company does not expect any significant adjustments to the purchase price allocations or amount of goodwill at December 31, 1999.

  Several former owners of businesses acquired by the Company have the ability to receive additional amounts of purchase price, payable in cash and/or common stock contingent upon the occurrence of future events. The Company records such contingent consideration as additional purchase price when earned. During 1997, approximately $0.3 million in cash and 22,500 shares of common stock were earned and due to former owners related to these contingent payments. These amounts were paid in 1998. During 1998, approximately $5.2 million of cash and 0.3 million shares of common stock were earned related to these contingent payments, of which approximately $3.3 million of cash and 0.3 million shares of common stock were due to former owners as of December 31, 1998 and were subsequently paid in 1999. During 1999, approximately $5.0 million of cash and 0.1 million shares were earned related to these contingent payments, of which approximately $4.0 million of cash and 0.1 million shares of common stock remained due to former owners as of December 31, 1999. Additional cash and common stock may become payable in 2000 through 2002 contingent upon future events.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


  The unaudited pro forma data presented below consists of the combined income statement data for the Company and its subsidiaries as if the acquisitions in 1998 and 1999 were effective on January 1, 1998 (in thousands, except for per share amounts).

                                                              Pro Forma Data
                                                                (Unaudited)
                                                           ---------------------
                                                                Year Ended
                                                               December 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
Revenues.................................................. $1,671,143 $1,466,963
Net income................................................ $   46,979 $   45,383
Net income per share:
  Basic................................................... $     1.21 $     1.17
  Diluted................................................. $     1.20 $     1.15

  Pro forma adjustments reflected in the amounts above include compensation differentials, adjustment for goodwill amortization over a period of 40 years, elimination of historical interest income and historical interest expense on long-term debt which was repaid or otherwise retired, additional interest expense on funds borrowed for certain 1999 and 1998 acquisitions, and adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the acquisitions were outstanding for the periods presented.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

  The following summarizes the activity in the allowance for doubtful accounts (in thousands):

                                                                  1999    1998
                                                                 ------  ------
Balance, beginning of period.................................... $5,355  $1,825
Provision for bad debts.........................................  1,668   1,698
Allowance activity from acquired companies......................  3,951   2,951
Write-off of bad debts.......................................... (1,383) (1,119)
                                                                 ------  ------
Balance, end of period.......................................... $9,591  $5,355
                                                                 ======  ======

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  The summary of the status of uncompleted contracts is as follows (in thousands):

                                                            December 31,
                                                         --------------------
                                                            1999       1998
                                                         ----------  --------
Costs incurred.......................................... $1,049,661  $618,547
Estimated earnings recognized...........................    227,966   129,912
                                                         ----------  --------
                                                          1,277,627   748,459
Less billings on contracts.............................. (1,273,437) (749,756)
                                                         ----------  --------
                                                         $    4,190  $ (1,297)
                                                         ==========  ========

  These costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                            December 31,
                                                         --------------------
                                                            1999       1998
                                                         ----------  --------
Costs and estimated earnings in excess of billings on
 uncompleted contracts.................................. $   59,334  $ 26,533
Billings in excess of costs and estimated earnings on
 uncompleted contracts..................................    (55,144)  (27,830)
                                                         ----------  --------
                                                         $    4,190  $ (1,297)
                                                         ==========  ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

6. PROPERTY AND EQUIPMENT

  The principal categories and estimated useful lives of property and equipment were as follows (in thousands):

                                                  Estimated    December 31,
                                                   Useful    ------------------
                                                    Lives      1999      1998
                                                 ----------- --------  --------
Land............................................             $  1,144  $  1,144
Buildings and improvements...................... 20-30 years    6,773     6,128
Service and other vehicles......................   4-7 years   24,232    17,643
Machinery and equipment.........................  5-10 years   17,658     9,491
Office equipment, furniture and fixtures........  5-10 years   26,735    12,445
Leasehold improvements..........................                6,790     4,334
                                                             --------  --------
                                                               83,332    51,185
Less accumulated depreciation...................              (24,281)  (10,390)
                                                             --------  --------
                                                             $ 59,051  $ 40,795
                                                             ========  ========

7. SHORT- AND LONG-TERM DEBT

  Short- and long-term debt consists of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Bank revolving credit agreement (8.3% at December 31,
 1999).....................................................  $249,400  $195,000
Senior subordinated notes at 9.75%, due January 2009.......   130,000        --
Junior subordinated notes payable to former shareholders of
 acquired businesses at 6% to 7.5%, due from November 2003
 to July 2004..............................................     4,150    16,000
Equipment installment loans and other notes payable to
 banks and other lenders, interest varying from 2.9% to
 12%, secured by certain equipment, due in monthly and
 quarterly installments....................................     1,098       560
Notes payable to former shareholders of acquired businesses
 at 6%.....................................................        --     4,399
Note payable to a bank at 8%...............................        --     8,000
                                                             --------  --------
Total short-and long-term debt.............................   384,648   223,959
Less short-term borrowings and current maturities..........    (1,098)  (12,959)
                                                             --------  --------
                                                             $383,550  $211,000
                                                             ========  ========

  On December 11, 1997, the Company entered into a three-year revolving credit agreement (the "Credit Agreement"), which was subsequently amended and restated to increase the borrowing capacity. As of December 31, 1999 the Credit Agreement provided for a borrowing capacity of $425 million. Borrowings under the Credit Agreement are guaranteed by the Company's domestic subsidiaries, including future domestic subsidiaries. The obligations of the Company under the Credit Agreement and the obligations under the guarantees are secured by a first priority lien on the accounts receivable and inventory of the domestic subsidiaries, and by a pledge of stock of its domestic subsidiaries.

  Borrowings under the Credit Agreement bear interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Federal Funds Effective Rate plus 0.5% or the Prime Rate plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA (with all capitalized terms as defined in the Credit Agreement). The Eurodollar Rate is the rate defined in the Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to EBITDA. The Company is subject to commitment fees payable quarterly in arrears and administration fees payable annually to the Agent until such time as the Credit Agreement is terminated. The commitment fees range from 0.25% to 0.375% per annum with respect to the unused commitments under the Credit Agreement depending on the ratio of indebtedness for borrowed money to EBITDA. In addition, the Company paid various underwriting and arrangement fees and closing costs associated with the origination and syndication of the Credit Agreement. The unamortized portion of these expenses is included as deferred debt issue costs in the accompanying consolidated balance sheets and amounted to approximately $2.9 million and $2.4 million at December 31, 1999 and 1998, respectively.

  Under the Credit Agreement, the Company is required to maintain certain financial covenants and tests, including: (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of total indebtedness for borrowed money to capitalization (as defined in the Credit Agreement); (3) a maximum ratio of senior debt to pro forma earnings before interest, taxes, depreciation and amortization; (4) a maximum ratio of total indebtedness to EBITDA; (5) a minimum amount of Consolidated Net Worth (as defined in the Credit Agreement) and (6) a maximum amount of Capital Expenditures in relation to Consolidated Net Worth. The Credit Agreement places limitations upon the amount of letters of credit which may be drawn, investments which may be permitted, and liens which may be granted to secure other debt. The Company may not pay any dividends or redeem, retire or guarantee the value of shares of any class of stock in the Company without prior approval from the lending banks, other than the purchase of outstanding shares of the Company's stock within defined limits. At December 31, 1999, the Company was in compliance with these covenants. The Credit Agreement matures on October 13, 2001. Subsequent to year-end 1999, the Company refinanced the Credit Agreement with borrowings under a new credit facility (see Note 18).

  In connection with the acquisition of Trinity Contractors, Inc. ("Trinity"), the Company paid cash and issued $16.0 million of subordinated notes (the "Trinity Notes"), common stock and warrants to purchase common stock (the "Trinity Warrants"). Unless prepaid in whole or part at any time by the Company, the balance of the Trinity Notes was due in November 2003. Holders of the Trinity Notes had a one-time option to require the Company to repurchase the Trinity Notes (the "Put Option") in the event the Company issued $50,000,000 or more in principal amount of debt that met certain criteria. In connection with the private placement offering in January 1999 discussed below, the Put Option was exercised by substantially all the holders of the Trinity Notes, such notes were repaid by the Company and the related Trinity Warrants were surrendered.

  In January 1999, the Company completed a private placement offering (the "Offering") of $130 million of unsecured senior subordinated notes bearing interest at 9.75% and maturing in January 2009. The net proceeds of the offering were used to repay indebtedness incurred under the Credit Agreement. These notes were subsequently exchanged for identical notes registered under the Securities Act of 1933, as amended (the "Notes").

  The Notes are guaranteed by all of the Company's current and future U.S. subsidiaries other than "Unrestricted Subsidiaries" (as defined in the indenture governing the Notes). As of December 31, 1999, there were no "Unrestricted Subsidiaries." These guarantees are full, unconditional and joint and several. Accordingly, no separate financial statements of the guarantor subsidiaries are presented because management believes this information is not material to users of its financial statements.

  The Notes pay interest semi-annually commencing July 15, 1999 and are redeemable at the option of the Company at any time on or after January 15, 2004. Additionally, the Notes' indenture has restrictive covenants

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

or limitations on the payment of dividends, the distribution or redemption of capital stock, the incurrence of debt and the sale of assets.

  The Company entered into an agreement to lock in the ten year U.S. Treasury rate used to price the offering of the Notes. The Company locked in $100 million at 5.5212%, which management believes is an attractive long-term base rate. This agreement expired on January 31, 1999, and was settled on that date based upon the ten year Treasury yield of 4.648%, resulting in an additional pre-tax financing cost of approximately $6.9 million. In accordance with SFAS No. 80, Accounting for Futures Contracts, this agreement qualified as a hedge and was recognized as deferred debt issue costs. The Company has also paid various underwriting and closing costs associated with the Offering. The unamortized portion of all costs related to the Offering is included as deferred debt issue costs in the accompanying consolidated balance sheets and amounted to approximately $10.0 million and $6.9 million at December 31, 1999 and 1998, respectively. Subsequent to December 31, 1999, the Company refinanced the Notes with borrowings under a new credit facility (see Note
18).

  The aggregate maturities of debt as of December 31, 1999 are as follows (in thousands):

      2000............................................................. $  1,098
      2001.............................................................  249,400
      2002.............................................................       --
      2003.............................................................    1,650
      2004.............................................................    2,500
      Thereafter.......................................................  130,000
                                                                        --------
                                                                        $384,648
                                                                        ========

8. DUE TO RELATED PARTIES

  Under the Airtron Agreement, part of the cash purchase price payable to former shareholders of Airtron related to the tax benefits which have been received by the Company related to the exercise of previously outstanding warrants and distributions under deferred compensation arrangements. The Company recognized liabilities of $9.7 million at the date of acquisition as an estimate of these amounts. This amount was paid to the former shareholders of Airtron as the tax benefit was realized by the Company either through receipt of net operating loss carryback claims or utilization of current deductions and net operating loss carryforwards to reduce estimated tax payments. During 1998, the Company was able to realize certain tax benefits under the Airtron Agreement and correspondingly paid $5.3 million of the original liability to the former shareholders. As of December 31, 1998, the $4.4 million remaining liability and the related refundable income taxes and deferred tax assets were reflected as current assets and liabilities in the December 31, 1998 consolidated balance sheet as all remaining tax benefits were realized during 1999.

9. STOCK-BASED PLANS

  The Company has implemented the following stock-based programs for its employees and others:

  Stock Awards Plan--In August 1997, the Company adopted the Group Maintenance America Corp. 1997 Stock Awards Plan which provides the Company the latitude to grant a variety of awards, such as stock options, stock appreciation rights ("SARs"), restricted stock, performance awards and phantom stock awards, to officers, directors, key employees and other persons working for the Company and its subsidiaries. The plan requires that options and SARs be granted at not less than the fair market value of a share of common stock on the grant date. The plan also requires that no stock option granted shall vest in less than six months after the grant date. The

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Company may issue not more than 9% of the number of total shares outstanding (determined on a quarterly basis) under the plan, which will terminate on June 30, 2007. At December 31, 1999, options to purchase 3.4 million shares at an average exercise price of $12.84 were outstanding under this plan.

  Stock Option Plan--In August 1997, the Company adopted the Group Maintenance America Corp. 1997 Stock Option Plan under which the Company may grant options to employees who are not eligible for awards under the Stock Awards Plan. The plan requires that options be granted at not less than fair market value of a share of common stock on the grant date. The plan also requires that no stock option granted shall vest in less than six months after the grant date. The Company may issue not more than 3% of the number of shares outstanding (determined on a quarterly basis) under this plan, which will terminate on June 30, 2007. At December 31, 1999, options to purchase 0.7 million shares at an average exercise price of $13.97 were outstanding under this plan.

  Founder Options--Between October 1996 and August 1997, the Company granted to directors, senior management and other employees options to purchase an aggregate of 388,800 shares of common stock at an exercise price of $3.08. These options vest and expire over various periods. At December 31, 1999, options to purchase 352,000 shares of common stock were outstanding under this plan.

  During 1999 and 1998, the Company issued options to purchase approximately
0.8 million and 1.6 million shares of common stock at a weighted average exercise price of $13.17 and $14.32, respectively. These options vest at a rate of 25% per year and expire at various dates during 2003 and 2004.

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

  As consideration for a company acquired in January 1999, the Company issued 80,000 warrants to purchase shares of common stock at $19.50 per share. These warrants were valued at $0.4 million and are included in the purchase price of the acquired company. As consideration for a company acquired in November 1998, the Company issued 829,000 warrants to purchase shares of common stock at $19.30 per share. As indicated in Note 7, substantially all of the warrants issued in November 1998 were surrendered in January 1999 and accordingly no value was included for these warrants in the purchase price of the acquired company. In connection with the purchase of one company in July 1997, the Company issued warrants to purchase 514,000 shares of common stock at $17.50 per share. These warrants were valued at $1.0 million and are included in the purchase price of the acquired company. There were no options issued in connection with acquisitions during 1999.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

  The following is a summary of stock option and warrant activity (in thousands, except for exercise price):

                                                           Weighted
                                                           Average   Number of
                                                           Exercise Options and
                                                            Price    Warrants
                                                           -------- -----------
Balance at April 30, 1997, date of Airtron Agreement......   3.08        361
Granted...................................................  14.33      2,611
Exercised.................................................   3.08        (20)
Surrendered...............................................   3.08        (25)
                                                                      ------
Balance at December 31, 1997..............................  13.07      2,927
Granted...................................................  14.56      2,701
Exercised.................................................   5.77         (2)
Surrendered...............................................  14.54       (165)
                                                                      ------
Balance at December 31, 1998..............................  13.77      5,461
Granted...................................................  13.83        846
Exercised.................................................   5.45        (54)
Surrendered...............................................  17.69     (1,186)
                                                                      ------
Balance at December 31, 1999..............................  12.94      5,067
                                                                      ======

  A summary of outstanding and exercisable options and warrants as of December 31, 1999 follows:

                                                         Weighted
                                             Weighted     Average
                      Weighted   Number of    Average    Exercise    Number of
                      Average   Outstanding  Remaining   Price of   Exercisable
      Range of       Option and Options and Contractual Exercisable Options and
     Option and       Warrant    Warrants      Life     Options and  Warrants
   Warrant Prices      Prices   (Thousands)   (Years)    Warrants   (Thousands)
   --------------    ---------- ----------- ----------- ----------- -----------
$ 3.08 to $ 5.00....   $ 3.52        651        5.0       $ 3.27         387
$ 5.01 to $10.00....   $ 8.26         37        3.4       $ 7.46          10
$10.01 to $15.00....   $13.48      3,278        3.5       $13.72       1,091
$15.01 to $19.30....   $16.74      1,101        6.0       $17.76         690
                                   -----                               -----
                                   5,067                               2,178
                                   =====                               =====

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options (other than options issued in connection with acquisitions). Accordingly, compensation cost has been recognized only for the options that have an exercise price less than the fair market value of the underlying stock at the date of grant. A compensation charge of approximately $0.2 million is reflected in the consolidated statements of operations and shareholders' equity for each of the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997 related to the issuance of management shares and stock options at prices below the fair market value at the date of issue or grant.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


  The following pro forma data is calculated as if compensation expense for the Company's stock option plans were determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share data):

                             Year Ended        Year Ended      Ten Months Ended
                         December 31, 1999  December 31, 1998 December 31, 1997
                         ------------------ ----------------- -------------------
                            As       Pro       As      Pro       As        Pro
                         Reported   Forma   Reported  Forma   Reported    Forma
                         ------------------ -------- -------- ---------- --------
Net income (loss)....... $  41,556 $ 37,320 $ 25,929 $ 23,173 $ (3,642)  $ (3,983)
Net income (loss) per
 share:
  Basic................. $    1.12 $   1.00 $   0.94 $   0.84 $  (0.34)  $  (0.37)
  Diluted............... $    1.11 $   1.00 $   0.93 $   0.83 $  (0.34)  $  (0.37)

  The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          Ten Months Ended
                                                          December 31, 1997
                                     Year Ended       -------------------------
                                    December 31,      Subsequent to  Prior to
                                --------------------   the Airtron  the Airtron
                                   1999      1998       Agreement    Agreement
                                ---------- ---------  ------------- -----------
Dividend yield................          --        --           --           --
Expected volatility...........  50.0%      48.0%        33.0%              0%
Risk-free interest rate.......   6.60%      4.70%        5.83%        6.26%
Expected lives................   5.0 years  5.0 years    6.6 years   10.0 years
Fair value of options at grant
 date.........................  $6.832     $7.445       $5.425       $1.425

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

  As discussed in Note 8, under the Airtron Agreement, the Company received certain tax benefits related to the exercise of previously outstanding warrants and distributions under deferred compensation arrangements. The Company repaid a portion of these benefits to the former shareholders of Airtron as the benefits were realized. In addition to the tax benefits paid to the former shareholders, the Company realized additional tax benefits during

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

1999 totaling $5.8 million. As these tax benefits were generated through equity transactions, the resulting benefit has been recorded directly to additional paid-in capital in the accompanying consolidated statements of shareholders' equity.

11. INCOME TAXES

  Income tax expense consists of the following (in thousands):

                                                     Year Ended      Ten Months
                                                    December 31,       Ended
                                                  ----------------- December 31,
                                                    1999     1998       1997
                                                  -------- -------- ------------
Current:
  Federal........................................ $ 27,716 $ 13,553   $    --
  State..........................................    4,391    3,274       489
                                                  -------- --------   -------
                                                    32,107   16,827       489
Deferred:
  Federal and state..............................    2,376    3,499     2,343
                                                  -------- --------   -------
                                                  $ 34,483 $ 20,326   $ 2,832
                                                  ======== ========   =======

  Total income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income (loss) before income tax provision as a result of the following (in thousands):

                                                  Year Ended        Ten Months
                                                 December 31,         Ended
                                               ------------------  December 31,
                                                 1999      1998        1997
                                               --------  --------  ------------
Income (loss) before income tax provision..... $ 76,039  $ 46,255    $  (810)
Applicable U.S federal statutory rate.........     35.0%     35.0%      34.0%
                                               --------  --------    -------
Tax provision (benefit) at statutory rate.....   26,614    16,189       (275)
Increase (decrease) resulting from:
  State income taxes, net of federal benefit..    2,854     2,128        323
  Compensation expense from reverse
   acquisition and issuance of management
   shares and stock options...................       64        59      2,455
  Non-deductible goodwill amortization........    3,208     1,975        199
  Non-deductible merger and related costs.....    1,304        --         --
  Other.......................................      439       (25)       130
                                               --------  --------    -------
                                               $ 34,483  $ 20,326    $ 2,832
                                               ========  ========    =======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


  The components of the deferred income tax assets and liabilities are as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
Deferred income tax assets:
  Allowance for doubtful accounts.............................. $ 3,740  $2,088
  Inventories..................................................     460     300
  Accrued expenses.............................................   6,732   5,101
  Deferred revenue.............................................   1,620   1,510
  Compensation and benefits....................................      --     280
  Net operating loss carryforward..............................     339     497
  Other........................................................     624     259
                                                                -------  ------
    Total deferred income tax assets...........................  13,515  10,035
                                                                -------  ------
Deferred income tax liabilities:
  Depreciation.................................................  (2,091)   (951)
  Completed contract accounting for tax purposes...............  (2,707) (1,899)
  Amortization of goodwill.....................................  (3,026)    (46)
  Other........................................................  (1,292)   (293)
                                                                -------  ------
    Total deferred income tax liabilities......................  (9,116) (3,189)
                                                                -------  ------
    Net deferred income tax assets............................. $ 4,399  $6,846
                                                                =======  ======

  These deferred income tax assets and liabilities are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
Deferred tax assets -- current................................. $10,537  $7,579
Deferred tax liabilities -- long-term..........................  (6,138)   (733)
                                                                -------  ------
                                                                $ 4,399  $6,846
                                                                =======  ======

  Management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded as of December 31, 1999 or December 31, 1998.

12. LEASES

  Operating leases for certain facilities and transportation equipment expire at various dates through 2012. Certain leases contain renewal options. Approximate minimum future rental payments as of December 31, 1999 are as follows (in thousands):

2000................................................................... $ 21,172
2001...................................................................   19,018
2002...................................................................   17,194
2003...................................................................   14,907
2004...................................................................   10,119
Thereafter.............................................................   51,089
                                                                        --------
                                                                        $133,499
                                                                        ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


  Total rental expense for the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997 was approximately $22.0 million, $13.5 million and $2.3 million, respectively (including $5.6 million, $4.3 million and $1.2 million, respectively, to related parties).

13. EMPLOYEE BENEFIT PLANS

  Effective January 1, 1999, the Company adopted a defined contribution savings plan (the "Savings Plan") to consolidate and replace the existing defined contribution employee retirement plans at acquired companies. In addition, certain of the Company's subsidiaries maintain defined contribution employee retirement plans that have not yet been merged into the Savings Plan. These plans are open to certain employees after various lengths of service. Employee contributions and employer matching contributions occur at different rates and the matched portions of the funds vest over a period of years. Company contributions to these plans totaled approximately $7.1 million, $4.8 million and $0.4 million for the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997, respectively.

  Certain of the Company's subsidiaries make contributions to union-administered benefit funds that cover the majority of these companies' union employees. For the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997, the participant costs charged to operations were approximately $24.3 million, $8.8 million and $0.6 million, respectively. Governmental regulations require that, in the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan's unfunded vested benefits, if any. The Company is not aware of any liabilities resulting from unfunded vested benefits related to union administered benefit plans. The Company does not anticipate withdrawal from the plans, nor is the Company aware of any expected plan terminations.

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


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

  Segment information for the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997 was as follows (in thousands):

                                  Commercial/
                                  Industrial  Residential  Other      Total
                                  ----------- ----------- -------- -----------
YEAR ENDED DECEMBER 31, 1999:
Revenues........................  $ 1,217,712  $ 328,122  $  1,957 $ 1,547,791
Operating costs.................    1,120,034    296,348     1,523   1,417,905
                                  -----------  ---------  -------- -----------
Subtotal........................       97,678     31,774       434     129,886
Goodwill amortization...........       10,550      1,872       180      12,602
                                  -----------  ---------  -------- -----------
Segment operating earnings......     $ 87,128  $  29,902  $    254     117,284
                                  ===========  =========  ========
Merger and related charges......                                        (3,725)
Unallocated corporate expenses..                                        (9,575)
                                                                   -----------
Income from operations..........                                   $   103,984
                                                                   ===========
Assets..........................  $   888,744  $ 124,374  $ 48,415 $ 1,061,533
Capital expenditures............       11,008      2,461     6,585      20,054
Depreciation expense............       11,001      3,060       512      14,573
YEAR ENDED DECEMBER 31, 1998:
Revenues........................  $   472,451  $ 286,737  $  2,353 $   761,541
Operating costs.................      434,431    257,917     2,077     694,425
                                  -----------  ---------  -------- -----------
Subtotal........................       38,020     28,820       276      67,116
Goodwill amortization...........        4,130      1,652       178       5,960
                                  -----------  ---------  -------- -----------
Segment operating earnings......  $    33,890  $  27,168  $     98      61,156
                                  ===========  =========  ========
Unallocated corporate expenses..                                        (9,090)
                                                                   -----------
Income from operations..........                                   $    52,066
                                                                   ===========
Assets..........................  $   542,998  $ 123,775  $ 34,308 $   701,081
Capital expenditures............        6,157      2,376       759       9,292
Depreciation expense............        4,847      2,745       311       7,903
TEN MONTHS ENDED DECEMBER 31,
 1997:
Revenues........................  $    23,305  $ 113,927  $  1,247 $   138,479
Operating costs.................       22,023    103,017     1,068     126,108
                                  -----------  ---------  -------- -----------
Subtotal........................        1,282     10,910       179      12,371
Goodwill amortization...........          174        351       108         633
                                  -----------  ---------  -------- -----------
Segment operating earnings......  $     1,108  $  10,559  $     71      11,738
                                  ===========  =========  ========
Unallocated corporate expenses..                                       (11,516)
                                                                   -----------
Income from operations..........                                   $       222
                                                                   ===========
Assets..........................  $    65,566  $  96,237  $ 30,884 $   192,687
Capital expenditures............          355      1,376       286       2,017
Depreciation expense............          147        575        58         780

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES
          (FORMERLY GROUP MAINTENANCE AMERICA CORP. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

  Maintenance, repair and replacement services represented 59%, 53% and 35% and new installation services represented 41%, 47%, and 65% of total revenues for the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997, respectively.

17. QUARTERLY FINANCIAL SUMMARY (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
    DATA)

                                          Fourth     Third    Second     First
                                         --------- --------- --------- ---------
1999
Revenues................................ $ 426,320 $ 436,852 $ 381,854 $ 302,765
Income from operations..................    24,863    33,645    29,242    16,234
Net income..............................     8,136    14,820    12,921     5,679
Earnings per share:
  Basic................................. $    0.21 $    0.39 $    0.35 $    0.16
  Diluted............................... $    0.21 $    0.39 $    0.35 $    0.16

                                          Fourth     Third    Second     First
                                         --------- --------- --------- ---------
1998
Revenues................................ $ 283,597 $ 211,667 $ 159,185 $ 107,092
Income from operations..................    19,746    16,297    11,452     4,571
Net income..............................     9,193     8,369     6,095     2,272
Earnings per share:
  Basic................................. $    0.28 $    0.30 $    0.24 $    0.10
  Diluted............................... $    0.28 $    0.30 $    0.24 $    0.10

  The fourth quarter of 1999 results of operations includes non-recurring, non-deductible merger and related charges of $3.7 million associated with the Merger that was completed subsequent to year end (see Note 18).

18. EVENTS SUBSEQUENT TO INDEPENDENT AUDITORS' REPORT

  On February 22, 2000, the shareholders of both GroupMAC and Building One Services Corporation (Building One) approved a merger of the two companies. Under the terms of the merger, each outstanding share of Building One common stock was converted into 1.25 shares of GroupMAC common stock. In addition, approximately 11,052,000 shares of GroupMAC common stock were converted into cash at a rate of $13.50 per share pursuant to a cash election right available to GroupMAC shareholders. In connection with the closing of the merger, GroupMAC amended its articles of incorporation to change its name to Encompass Services Corporation.

  Concurrent with the closing of the merger, an affiliate of Apollo Management, L.P. exchanged $106 million of Building One convertible junior subordinated debentures and $150 million of cash for approximately $256 million of Encompass convertible preferred stock. The preferred stock will mature in 2012, will bear a dividend yield coupon rate of 7.25% and will be convertible into shares of Encompass common stock at an initial conversion price of $14 per common share. The proceeds from the issuance of the convertible preferred stock were used to fund the cash election feature of the merger.

  On February 22, 2000, Encompass entered into a new credit agreement to provide a total of $800 million in financing. The proceeds of this new credit agreement were used to refinance the existing revolving credit facilities of GroupMAC and Building One, as well as GroupMAC's senior subordinated notes. In addition, Encompass assumed the 10 1/2% Senior Subordinated Notes due 2009 of Building One.

  GroupMAC was the surviving legal entity in the merger. However, for accounting purposes, Building One is deemed to be the acquiror and, accordingly, the merger will be accounted for as a "reverse acquisition." Under this method of accounting, Encompass' historical results for periods prior to the merger will be the same as Building One's historical results.

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

                                          KPMG LLP

Houston, Texas
July 11, 1997

                        GROUP MAINTENANCE AMERICA CORP.

                                 BALANCE SHEETS

                                                            December 31, April 30,
                          ASSETS                                1996        1997
                          ------                            ------------ ----------
Current assets:
  Cash and cash equivalents................................  $  228,036  $  516,838
  Due from employee........................................       1,200       6,759
  Prepaid expenses.........................................       2,341          --
                                                             ----------  ----------
      Total current assets.................................     231,577     523,597
Property and equipment, net................................     100,996     120,694
Other noncurrent assets....................................      19,473   1,094,708
                                                             ----------  ----------
      Total assets.........................................  $  352,046  $1,738,999
                                                             ==========  ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
Current liabilities:
  Accounts payable.........................................  $  137,377  $  527,869
  Accrued expenses.........................................       6,118   1,478,898
                                                             ----------  ----------
      Total current liabilities............................     143,495   2,006,767
Long-term debt.............................................      75,000      75,000
Other long-term liabilities................................          --      73,424
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $.001 par value; 50,000,000 shares
   authorized;
   none issued or outstanding..............................          --          --
  Common stock, $.001 par value; 100,000,000 shares
   authorized;
   1,211,345 and 1,611,345 shares issued, respectively.....       1,211       1,611
  Additional paid-in capital...............................   8,238,857   8,238,457
  Retained earnings........................................    (722,517) (2,503,260)
  Subscriptions receivable.................................  (7,384,000) (6,153,000)
                                                             ----------  ----------
      Total shareholders' equity (deficit).................     133,551    (416,192)
                                                             ----------  ----------
      Total liabilities and shareholders' equity...........  $  352,046  $1,738,999
                                                             ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

                            STATEMENTS OF OPERATIONS

                                                        Inception
                                                       (October 21,
                                                          1996)     Four months
                                                         through       ended
                                                       December 31,  April 30,
                                                           1996        1997
                                                       ------------ -----------
Revenues..............................................  $      --   $        --
Cost of services......................................         --            --
                                                        ---------   -----------
    Gross profit......................................         --            --
Selling, general and administrative expenses..........    724,006     1,783,409
                                                        ---------   -----------
    Loss from operations..............................   (724,006)   (1,783,409)
                                                        ---------   -----------
Other income (expense):
 Interest expense.....................................     (1,118)       (2,000)
 Interest income......................................      2,607         4,666
                                                        ---------   -----------
    Loss before income tax provision..................   (722,517)   (1,780,743)
Income tax provision..................................         --            --
                                                        ---------   -----------
Net loss..............................................  $(722,517)  $(1,780,743)
                                                        =========   ===========


   The accompanying notes are an integral part of these financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                           Common Stock
                         ---------------- Additional                             Shareholders'
                         Number of         Paid-In     Retained    Subscriptions    Equity
                          Shares   Amount  Capital     Earnings     Receivable     (Deficit)
                         --------- ------ ----------  -----------  ------------- -------------
Balance, October 21,
 1996...................        -- $   -- $       --  $        --   $        --   $       --
 Net loss...............        --     --         --     (722,517)           --     (722,517)
 Issuance of
  subscription
  agreement.............        --     --  8,000,000           --    (8,000,000)          --
 Issuance of common
  stock.................   791,345    791     32,807           --            --       33,598
 Shares issued under
  subscription
  agreement.............   200,000    200       (200)          --       616,000      616,000
 Compensation expense
  related to issuance of
  management shares.....   220,000    220    206,250           --            --      206,470
                         --------- ------ ----------  -----------   -----------   ----------
Balance, December 31,
 1996................... 1,211,345  1,211  8,238,857     (722,517)   (7,384,000)     133,551
 Net loss...............        --     --         --   (1,780,743)           --   (1,780,743)
 Shares issued under
  subscription
  agreement.............   400,000    400       (400)          --     1,231,000    1,231,000
                         --------- ------ ----------  -----------   -----------   ----------
Balance, April 30,
 1997................... 1,611,345 $1,611 $8,238,457  $(2,503,260)  $(6,153,000)  $ (416,192)
                         ========= ====== ==========  ===========   ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                        GROUP MAINTENANCE AMERICA CORP.

                            STATEMENTS OF CASH FLOWS

                                                       Inception
                                                      (October 21,
                                                         1996)     Four Months
                                                        through       ended
                                                      December 31,  April 30,
                                                          1996        1997
                                                      ------------ -----------
Cash flows from operating activities:
 Net loss............................................  $(722,517)  $(1,780,743)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization......................      3,343        12,877
  Noncash compensation charge........................    206,250            --
  Changes in operating assets and liabilities:
   (Increase) decrease in --
    Prepaid expenses and other assets................     (3,541)       (3,218)
    Other noncurrent assets..........................         --        (1,567)
   Increase (decrease) in --
    Accounts payable.................................    137,377       390,492
    Accrued expenses.................................      6,118       979,562
                                                       ---------   -----------
     Net cash used in operating activities...........   (372,970)     (402,597)
                                                       ---------   -----------
Cash flows from investing activities:
 Purchases of property and equipment.................   (104,339)      (32,575)
                                                       ---------   -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock..............    649,818     1,231,000
 Proceeds from borrowings............................     75,000            --
 Deferred offering costs.............................    (19,473)     (439,205)
 Deferred financing costs............................         --       (67,821)
                                                       ---------   -----------
     Net cash provided by financing activities.......    705,345       723,974
                                                       ---------   -----------
Increase in cash and cash equivalents................    228,036       288,802
Cash and cash equivalents, beginning of period.......         --       228,036
                                                       ---------   -----------
Cash and cash equivalents, end of period.............  $ 228,036   $   516,838
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

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

  Other noncurrent assets consists of the following:

                                                        December 31, April 30,
                                                            1996        1997
                                                        ------------ ----------
      Deferred offering costs..........................   $13,648    $  452,853
      Deferred financing costs.........................        --       634,463
      Other noncurrent assets..........................     5,825         7,392
                                                          -------    ----------
                                                          $19,473    $1,094,708
                                                          =======    ==========

  Accrued expenses consists of the following:

                                                        December 31, April 30,
                                                            1996        1997
                                                        ------------ ----------
      Accrued compensation.............................    $   --    $  767,476
      Accrued financing costs..........................        --       566,642
      Other accrued expenses...........................     6,118       144,780
                                                           ------    ----------
                                                           $6,118    $1,478,898
                                                           ======    ==========

4. PROPERTY AND EQUIPMENT

  The principal categories and estimated useful lives of property and equipment are as follows:

                                           Estimated   December 31, April 30,
                                          Useful Lives     1996       1997
                                          ------------ ------------ ---------
      Office equipment, furniture and
       fixtures..........................  3-7 years     $104,339   $136,358
      Less accumulated depreciation......                  (3,343)   (15,664)
                                                         --------   --------
                                                         $100,996   $120,694
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

                        GROUP MAINTENANCE AMERICA CORP.

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

                                                          Option Price  Number
                                                           Per Share   of Shares
                                                          ------------ ---------
      Granted............................................    $3.08      291,600
                                                                        -------
      Balance at December 31, 1996.......................               291,600
      Granted............................................    $3.08       69,200
                                                                        -------
      Balance at April 30, 1997..........................               360,800
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

                                                        Inception
                                                      (October 21,  Four months
                                                      1996) through    ended
                                                      December 31,   April 30,
                                                          1996         1997
                                                      ------------- -----------
      Net loss:
        As reported..................................   $(722,517)  $(1,780,743)
        Pro forma....................................   $(745,602)  $(1,837,870)

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

8. COMMITMENTS AND CONTINGENCIES

  The Company has entered into various operating lease agreements, primarily for office space, furniture and service equipment. Minimum annual rental payments under non-cancelable operating leases as of June 30, 1997, were approximately as follows:

      For the year ending April 30,
      -----------------------------
      1997.............................................................. $46,000
      1998..............................................................     600
      1999..............................................................     300

  Rental expense under operating leases was $9,032 for the period ended December 31, 1996 and $49,194 for the four months ending April 30, 1997.

9. EVENT SUBSEQUENT TO INDEPENDENT AUDITORS' REPORT--STOCK SPLIT

  On August 16, 1997, the Company's Board of Directors declared a 1-for-2.5 reverse stock split of the Company's common stock. All share data included in the consolidated financial statements have been restated to reflect the stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information appearing under the caption "Election of Directors" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers of the Company is presented in Item 4A of this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

  Information appearing under the caption "Executive Compensation" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information appearing under the caption "Stock Ownership" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Information appearing under the caption "Transactions with Management and Others" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

  1. Financial statements

  See "Index to Financial Statements" set forth in Item 8, "Financial
   Statements and Supplementary Data."

  2. Financial statement schedules

None

  3. Exhibits

 Number  Description of Exhibit
 ------  ----------------------
  2.1*   --Agreement and Plan of Merger dated as of November 2, 1999 by and between Group Maintenance America Corp. and Building One Services
          Corporation (Exhibit 2.1 to Registration Statement No. 333-93649).
  3.1    --Certificate of Merger dated February 22, 2000 merging Building One
          Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated Articles of
          Incorporation of Encompass).
  3.2    --Statement of Designation dated February 15, 2000 relating to the
          7.25% Convertible Preferred Stock of Encompass.
  3.3*   --By-laws of Encompass, as amended (Exhibit 3.2 to Annual Report on
          Form 10-K/A for the fiscal year ended December 31, 1998).
  4.1    --Indenture dated as of April 30, 1999, among Building One Services
          Corporation, the guarantors
          named therein and IBJ Whitehall Bank & Trust Company, as Trustee.
  4.2    --First Supplemental Indenture dated as of November 12, 1999, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee.
  4.3    --Second Supplemental Indenture dated as of January 31, 2000, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee.
  4.4    --Third Supplemental Indenture dated as of February 22, 2000 among
          Building One Services Corporation, Group Maintenance America Corp.,
          the guarantors named therein and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee.
  9      --None.
 10.1*+  --Group Maintenance America Corp. 1997 Stock Awards Plan (Exhibit 10.1
          to Registration Statement No. 333-34067).
 10.2*+  --Group Maintenance America Corp. 1997 Stock Option Plan (Exhibit 10.2
          to Registration Statement No. 333-34067).
 10.3*+  --2000 Stock Performance Incentive Plan of Encompass Services
          Corporation (Annex G to Joint Proxy Statement of Encompass dated
          January 18, 2000).
 10.4*+  --2000 Stock Awards Plan of Encompass Services Corporation (Annex H to
          Joint Proxy Statement of Encompass dated January 18, 2000).
 10.5*+  --Employment Agreement between Encompass and J. Patrick Millinor, Jr.
          (Exhibit 10.4 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).
 10.6*+  --Employment Agreement between Encompass and Donald L. Luke (Exhibit
          10.5 to Annual Report on Form 10-K/A for the fiscal year ended
          December 31, 1998).
 10.7+   --Employment Agreement dated March 1, 1998 between Encompass and
          Alfred R. Roach, Jr.
 10.8+   --Employment Agreement dated March 1, 1998 between Encompass and
          Chester J. Jachimiec.
 10.9+   --Employment Agreement dated March 1, 1998 between Encompass and
          Darren B. Miller.
 10.10*+ --Modification to employment contract with J. Patrick Millinor, Jr.
          (Exhibit 10.12 to Registration Statement No. 333-93649).
 10.11*+ --Modification to employment contract with Donald L. Luke (Exhibit
          10.13 to Registration Statement No. 333-93649).

 Number  Description of Exhibit
 ------  ----------------------
 10.12*+ --Modification to employment contract with Chester J. Jachimiec
          (Exhibit 10.14 to Registration Statement No. 333-93649).
 10.13*+ --Modification to employment contract with Darren B. Miller (Exhibit
          10.15 to Registration Statement No. 333-93649).
 10.14*+ --Modification to employment contract with Alfred R. Roach, Jr.
          (Exhibit 10.16 to Registration Statement No. 333-93649).
 10.15   --Credit Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein.
 10.16*  --Subscription and Exchange Agreement dated November 2, 1999 between
          Group Maintenance America Corp., and BOSS II, LLC (Exhibit 10.11 to
          Registration Statement No. 333-93649).
 10.17   --Investors' Rights Agreement dated as of February 22, 2000 between
          Group Maintenance America Corp. and BOSS II, LLC.
 10.18   --Warrant Agreement dated as of November 25, 1997 between
          Consolidation Capital Corporation and Friedman, Billings, Ramsey &
          Co., Inc.
 10.19   --Warrant Agreement dated as of November 25, 1997 between
          Consolidation Capital Corporation and Jonathan J. Ledecky.
 11      --None.
 12      --None.
 13      --None.
 16      --None.
 18      --None.
 21      --Subsidiaries of Encompass as of March 1, 2000.
 22      --None.
 23      --Consent of KPMG LLP.
 24      --Powers of Attorney.
 27      --Financial Data Schedule.
 99      --None.

--------

* Incorporated by reference from a prior filing as indicated.
+ Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  On November 5, 1999, Encompass filed a Current Report on Form 8-K which disclosed, under Item 5 thereof, the issuance by the Company of a press release announcing that it had entered into an Agreement and Plan of Merger, dated November 2, 1999 (the "Merger Agreement"), with Building One Services Corporation ("Building One") under which Building One would be merged with and into the Company.

  On November 24, 1999, Encompass filed a Current Report on Form 8-K which reported, under Item 5 thereof, that the Company had announced that it had entered into the Merger Agreement with Building One. The report included audited financial statements of the businesses to be acquired and pro forma financial information of the Company reflecting the merger with Building One.

  (c) Encompass has not filed with this report copies of certain instruments defining the rights of holders of long-term debt of Encompass and its subsidiaries. Encompass agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          ENCOMPASS SERVICES CORPORATION

                                                /s/ J. Patrick Millinor, Jr.
                                          By: _________________________________
                                                  J. Patrick Millinor, Jr.
                                                   Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

              Signature                            Title                    Date
              ---------                            -----                    ----

     /s/ J. Patrick Millinor, Jr.      Director and Chairman of the    March 29, 2000
______________________________________  Board
       J. Patrick Millinor, Jr.

          /s/ Joseph M. Ivey           Director and Chief Executive    March 29, 2000
______________________________________  Officer (principal
            Joseph M. Ivey              executive officer)

         /s/ Darren B. Miller          Senior Vice President and       March 29, 2000
______________________________________  Chief Financial Officer
           Darren B. Miller             (principal financial
                                        officer)

          /s/ Daniel W. Kipp           Vice President, Treasurer       March 29, 2000
______________________________________  and Chief Information
            Daniel W. Kipp              Officer (principal
                                        accounting officer)

         /s/ Donald L. Luke*           Director, Executive Vice        March 29, 2000
______________________________________  President and Chief
            Donald L. Luke              Operating Officer

         /s/ William P. Love*          Director and Vice President,    March 29, 2000
______________________________________  Electrical Group
           William P. Love

          /s/ Andrew Africk*           Director                        March 29, 2000
______________________________________
            Andrew Africk

        /s/ Vincent W. Eades*          Director                        March 29, 2000
______________________________________
           Vincent W. Eades

          /s/ Michael Gross*           Director                        March 29, 2000
______________________________________
            Michael Gross

              Signature                            Title                    Date
              ---------                            -----                    ----

       /s/ Lucian L. Morrison*         Director                        March 29, 2000
______________________________________
          Lucian L. Morrison

         /s/ Brooks Newmark*           Director                        March 29, 2000
______________________________________
            Brooks Newmark

          /s/ M. Jude Reyes*           Director                        March 29, 2000
______________________________________
            M. Jude Reyes*

        /s/ John M. Sullivan*          Director                        March 29, 2000
______________________________________
           John M. Sullivan

        /s/ Darren B. Miller
*By: _________________________________
           Darren B. Miller
    (Attorney-in-fact for persons
              indicated)

                                 EXHIBIT INDEX

 Number  Description of Exhibit
 ------  ----------------------
  2.1*   --Agreement and Plan of Merger dated as of November 2, 1999 by and between Group Maintenance America Corp. and Building One Services
          Corporation (Exhibit 2.1 to Registration Statement No. 333-93649).
  3.1    --Certificate of Merger dated February 22, 2000 merging Building One
          Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated Articles of
          Incorporation of Encompass).
  3.2    --Statement of Designation dated February 15, 2000 relating to the
          7.25% Convertible Preferred Stock of Encompass.
  3.3*   --By-laws of Encompass, as amended (Exhibit 3.2 to Annual Report on
          Form 10-K/A for the fiscal year ended December 31, 1998).
  4.1    --Indenture dated as of April 30, 1999, among Building One Services
          Corporation, the guarantors
          named therein and IBJ Whitehall Bank & Trust Company, as Trustee.
  4.2    --First Supplemental Indenture dated as of November 12, 1999, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee.
  4.3    --Second Supplemental Indenture dated as of January 31, 2000, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee.
  4.4    --Third Supplemental Indenture dated as of February 22, 2000 among
          Building One Services Corporation, Group Maintenance America Corp.,
          the guarantors named therein and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee.
  9      --None.
 10.1*+  --Group Maintenance America Corp. 1997 Stock Awards Plan (Exhibit 10.1
          to Registration Statement No. 333-34067).
 10.2*+  --Group Maintenance America Corp. 1997 Stock Option Plan (Exhibit 10.2
          to Registration Statement No. 333-34067).
 10.3*+  --2000 Stock Performance Incentive Plan of Encompass Services
          Corporation (Annex G to Joint Proxy Statement of Encompass dated
          January 18, 2000).
 10.4*+  --2000 Stock Awards Plan of Encompass Services Corporation (Annex H to
          Joint Proxy Statement of Encompass dated January 18, 2000).
 10.5*+  --Employment Agreement between Encompass and J. Patrick Millinor, Jr.
          (Exhibit 10.4 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).
 10.6*+  --Employment Agreement between Encompass and Donald L. Luke (Exhibit
          10.5 to Annual Report on Form 10-K/A for the fiscal year ended
          December 31, 1998).
 10.7+   --Employment Agreement dated March 1, 1998 between Encompass and
          Alfred R. Roach, Jr.
 10.8+   --Employment Agreement dated March 1, 1998 between Encompass and
          Chester J. Jachimiec.
 10.9+   --Employment Agreement dated March 1, 1998 between Encompass and
          Darren B. Miller.
 10.10*+ --Modification to employment contract with J. Patrick Millinor, Jr.
          (Exhibit 10.12 to Registration Statement No. 333-93649).
 10.11*+ --Modification to employment contract with Donald L. Luke (Exhibit
          10.13 to Registration Statement No. 333-93649).
 10.12*+ --Modification to employment contract with Chester J. Jachimiec
          (Exhibit 10.14 to Registration Statement No. 333-93649).
 10.13*+ --Modification to employment contract with Darren B. Miller (Exhibit
          10.15 to Registration Statement No. 333-93649).
 10.14*+ --Modification to employment contract with Alfred R. Roach, Jr.
          (Exhibit 10.16 to Registration Statement No. 333-93649).
 10.15   --Credit Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein.
 10.16*  --Subscription and Exchange Agreement dated November 2, 1999 between
          Group Maintenance America Corp., and BOSS II, LLC (Exhibit 10.11 to
          Registration Statement No. 333-93649).
 10.17   --Investors' Rights Agreement dated as of February 22, 2000 between
          Group Maintenance America Corp. and BOSS II, LLC.

 Number Description of Exhibit
 ------ ----------------------
 10.18  --Warrant Agreement dated as of November 25, 1997 between Consolidation
         Capital Corporation and Friedman, Billings, Ramsey & Co., Inc.
 10.19  --Warrant Agreement dated as of November 25, 1997 between Consolidation
         Capital Corporation and Jonathan J. Ledecky.
 11     --None.
 12     --None.
 13     --None.
 16     --None.
 18     --None.
 21     --Subsidiaries of Encompass as of March 1, 2000.
 22     --None.
 23     --Consent of KPMG LLP.
 24     --Powers of Attorney.
 27     --Financial Data Schedule.
 99     --None.

--------

* Incorporated by reference from a prior filing as indicated.
+ Management contract or compensatory plan or arrangement.