Form 10-Q
period 2000-03-31
ENCOMPASS SERVICES CORP
filed 2000-05-15
CIK 1039690

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

                 For the quarterly period ended March 31, 2000

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from             to

                         Commission File Number 1-13565

                               ----------------

                         ENCOMPASS SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                               ----------------

               Texas                                   76-0535259
     (State of incorporation)             (I.R.S. Employer Identification No.)

                          3 Greenway Plaza, Suite 2000
                              Houston, Texas 77046
          (Address of principal executive offices, including Zip Code)

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

   Common Stock, par value $0.001 per share; 62,950,968 shares outstanding as of April 28, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I Financial Information
 Item 1. Financial Statements.............................................   1
   General Information....................................................   1
   Consolidated Condensed Balance Sheets..................................   2
   Consolidated Condensed Statements of Operations........................   3
   Consolidated Condensed Statement of Shareholders' Equity...............   4
   Consolidated Condensed Statements of Cash Flows........................   5
   Notes to Consolidated Condensed Financial Statements...................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  16
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  21
Part II Other Information
 Item 1. Legal Proceedings................................................   *
 Item 2. Changes in Securities and Use of Proceeds........................  22
 Item 3. Defaults Upon Senior Securities..................................   *
 Item 4. Submission of Matters to a Vote of Security Holders..............  22
 Item 5. Other Information................................................   *
 Item 6. Exhibits and Reports on Form 8-K.................................  23

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements.

General Information

   Encompass Services Corporation ("Encompass"), a Texas corporation incorporated in 1997, is the leading nationwide provider of facilities services to commercial, industrial and residential customers. As used herein, the "Company" refers to Encompass and its consolidated subsidiaries.

   On February 22, 2000, in accordance with the Agreement and Plan of Merger, dated as of November 2, 1999, as amended (the "Agreement and Plan of Merger"), between Group Maintenance America Corp. ("GroupMAC") and Building One Services Corporation ("Building One"), Building One was merged with and into GroupMAC (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation. As a result of the Merger, the Company is approximately twice the size of each of GroupMAC and Building One and has the capability of providing mechanical, electrical and janitorial services, either alone or in combination with another service, in more locations than either constituent company could perform on its own. For additional information concerning the Merger, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the Consolidated Condensed Financial Statements of Encompass Services Corporation and Subsidiaries.

   Because the Merger is accounted for as a reverse acquisition of GroupMAC by Building One, the financial statements included herein for periods prior to the Merger reflect the historical operations of Building One rather than GroupMAC.

   In connection with the Merger, Encompass issued to affiliates of Apollo Management, L.P. approximately $256 million of 7.25% Convertible Preferred Stock in exchange for $150 million in cash and approximately $106 million aggregate principal amount of Building One convertible junior subordinated debentures. Based upon the current conversion price of $14.00 per share, the preferred stock is convertible into approximately 18.2 million shares of Encompass common stock, representing approximately 23% of the voting power of Encompass. Encompass used the cash proceeds from the issuance of the Convertible Preferred Stock to fund the right of the former GroupMAC shareholders to elect to receive in the Merger cash for up to 50% of their shares of Encompass' common stock at $13.50 per share, subject to proration. The cash election was over-subscribed, resulting in a cancellation of 11,052,377 shares of Encompass common stock.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (In thousands, except par value)
                                  (unaudited)

                                                       March 31,  December 31,
                                                          2000        1999
                                                       ---------- ------------
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $   10,468  $   17,085
  Marketable securities...............................         --       2,275
  Accounts receivable, net............................    762,254     400,326
  Inventories.........................................     33,763      10,324
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................    131,169      59,418
  Deferred tax assets.................................     14,704       4,168
  Refundable income taxes.............................     14,109       1,757
  Prepaid expenses and other current assets...........     17,193      13,260
                                                       ----------  ----------
    Total current assets..............................    983,660     508,613
Property and equipment, net...........................    116,279      63,288
Goodwill and other intangible assets, net.............  1,318,067     713,346
Deferred debt issue costs.............................     18,280      20,411
Other assets..........................................     11,508       8,096
                                                       ----------  ----------
    Total assets...................................... $2,447,794  $1,313,754
                                                       ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities of long
   term debt.......................................... $   13,100  $    7,950
  Accounts payable....................................    225,291     107,319
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    141,507      86,122
  Due to related parties..............................     41,219      10,290
  Accrued compensation................................     70,345      39,873
  Accrued liabilities.................................     69,703      36,628
                                                       ----------  ----------
    Total current liabilities.........................    561,165     288,182
Revolving credit facility.............................    424,373     166,500
Term credit facilities................................    296,250     124,063
Senior subordinated notes, net of unamortized
 discount.............................................    195,905     195,793
Junior subordinated notes.............................      4,150          --
Convertible junior subordinated debentures............         --     105,103
Other long-term debt..................................         --         769
Deferred tax liabilities..............................      8,223       2,085
Other liabilities.....................................      3,751       2,502


Commitments and contingencies


Mandatorily redeemable, convertible preferred stock,
 $0.001 par value, 50,000,000 shares authorized,
 256,191 and zero shares issued and outstanding,
 respectively.........................................    252,467          --


Shareholders' equity:
Common stock, $.001 par value, 100,000,000 shares
 authorized, 63,062,703 and 35,134,773 shares issued
 and outstanding, respectively........................         63          35
Additional paid-in capital............................    612,742     329,118
Retained earnings.....................................     88,705     100,317
Accumulated other comprehensive loss..................         --        (713)
                                                       ----------  ----------
    Total shareholders' equity........................    701,510     428,757
                                                       ----------  ----------
    Total liabilities and shareholders' equity........ $2,447,794  $1,313,754
                                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Revenues................................................... $678,517  $350,842
Cost of services...........................................  557,718   282,328
                                                            --------  --------
  Gross profit.............................................  120,799    68,514
Selling, general and administrative expenses...............   78,095    41,078
Merger and related charges.................................    7,800        --
Costs to exit certain activities and integration costs.....   12,200        --
Amortization of goodwill...................................    6,069     3,469
                                                            --------  --------
  Income from operations...................................   16,635    23,967


Other income (expense):
  Interest income..........................................      125     2,508
  Interest expense.........................................  (16,642)      (96)
  Loss on sale of marketable securities....................   (1,018)       --
  Other, net...............................................      551       281
                                                            --------  --------
Income (loss) before income tax provision..................     (349)   26,660
Income tax provision.......................................    1,168    11,927
                                                            --------  --------
Income (loss) before extraordinary loss....................   (1,517)   14,733
Extraordinary loss, net of tax.............................   (8,057)       --
                                                            --------  --------
Net income (loss)..........................................   (9,574)   14,733
Less convertible preferred stock dividends.................   (2,038)       --
                                                            --------  --------
Net income (loss) available to common shareholders......... $(11,612) $ 14,733
                                                            ========  ========
BASIC EARNINGS PER SHARE:
  Income (loss) before extraordinary loss.................. $   (.08) $   0.26
  Extraordinary loss, net of tax...........................     (.18)       --
                                                            --------  --------
  Net income (loss)........................................ $   (.26) $   0.26
                                                            ========  ========
  Weighted average shares outstanding......................   44,759    57,467
                                                            ========  ========
DILUTED EARNINGS PER SHARE:
  Income (loss) before extraordinary loss.................. $   (.08) $   0.25
  Extraordinary loss, net of tax...........................     (.18)       --
                                                            --------  --------
  Net income (loss)........................................ $   (.26) $   0.25
                                                            ========  ========
  Weighted average shares outstanding......................   44,759    59,676
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                   For the three months ended March 31, 2000
                                 (In thousands)
                                  (unaudited)

                             Common Stock                          Accumulated
                          ------------------ Additional               Other         Total         Total
                            Shares           Paid- in-  Retained  Comprehensive Shareholders' Comprehensive
                          Outstanding Amount  Capital   Earnings      Loss         Equity         Loss
                          ----------- ------ ---------- --------  ------------- ------------- -------------
Balance, December 31,
 1999...................    28,108     $28    $329,125  $100,317     $(713)       $428,757
Adjustment to convert
 number and par value of
 Building One shares to
 shares of Encompass....     7,027       7          (7)       --         --             --
                            ------     ---    --------  --------     ------       --------
Restated balance,
 December 31, 1999......    35,135     $35    $329,118  $100,317     $ (713)      $428,757
Acquisition of
 GroupMAC...............    27,909      28     282,404        --         --        282,432
Exercise of options.....         1      --           6        --         --              6
Common stock issued or
 to be issued in
 acquisitions...........        18      --       1,214        --         --          1,214
Net loss................        --      --          --    (9,574)        --         (9,574)       (9,574)
Convertible preferred
 stock dividends........        --      --          --    (2,038)        --         (2,038)
Reclassification
 adjustment, net for
 other comprehensive
 loss realized in net
 loss...................        --      --          --        --        713            713           713
                                                                                                 -------
Total comprehensive
 loss...................        --      --          --        --         --             --       $(8,861)
                            ------     ---    --------  --------     ------       --------       =======
Balance, March 31,
 2000...................    63,063     $63    $612,742  $ 88,705     $   --       $701,510
                            ======     ===    ========  ========     ======       ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
  Net income (loss)........................................ $ (9,574) $ 14,733
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
  Depreciation and amortization............................   11,273     6,117
  Extraordinary loss, net of tax...........................    8,057        --
  Impairment of property and equipment.....................    1,700        --
  Loss on sale of marketable securities....................    1,018        --
  Other....................................................      636        --
  Changes in operating assets and liabilities:
    Accounts receivable....................................  (10,617)   (8,692)
    Costs and estimated earnings in excess of billings on
     uncompleted contracts.................................  (14,762)   (8,403)
    Prepaid expenses and other current assets..............    9,441    (1,178)
    Billings in excess of costs and estimated earnings on
     uncompleted contracts.................................   (9,561)    1,781
    Refundable income taxes................................   (1,937)       --
    Accounts payable.......................................   11,935       152
    Accrued liabilities....................................   (7,646)    7,825
    Change in other assets and liabilities.................   (2,266)     (659)
                                                            --------  --------
    Net cash (used in) provided by operating activities....  (12,303)   11,676
                                                            --------  --------
Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired.........    6,639   (45,271)
  Purchases of property and equipment......................   (7,186)   (5,632)
  Proceeds on sale of equipment............................      695        90
  Proceeds from sale of marketable securities..............    2,422        --
  Other....................................................       --       (98)
                                                            --------  --------
    Net cash provided by (used in) investing activities....    2,570   (50,911)
                                                            --------  --------
Cash flows from financing activities:
  Issuance of preferred stock, net of issuance costs.......  146,250        --
  Retirement of GroupMAC common stock in the Merger........ (150,000)       --
  Payments on long-term debt............................... (722,733)     (427)
  Proceeds from long-term debt.............................  729,593     1,163
  Distribution to Minority Shareholders....................       --      (842)
  Proceeds from stock options exercised....................        6        83
  Proceeds from issuance of stock under employee stock
   purchase plan...........................................       --       435
                                                            --------  --------
    Net cash provided by financing activities..............    3,116       412
                                                            --------  --------
Net decrease in cash and cash equivalents..................   (6,617)  (38,823)
Cash and cash equivalents, beginning of period.............   17,085   213,096
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 10,468  $174,273
                                                            ========  ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid............................................ $ 17,834  $     96
  Income taxes paid........................................ $  1,625  $  7,023

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               (In thousands except share and per share amounts)

                                  (unaudited)

NOTE 1--Business and Organization

   Encompass Services Corporation ("Encompass", and together with its consolidated subsidiaries, the "Company"), formerly Group Maintenance America Corp. ("GroupMAC") was incorporated as a Texas corporation to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets.

   On February 22, 2000, the shareholders of GroupMAC and Building One Services Corporation ("Building One") approved a merger of the two companies (the "Merger"). In connection with the closing of the Merger, GroupMAC amended its articles of incorporation to change its name to Encompass Services Corporation.

   GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One is deemed to be the acquiror and, accordingly, the Merger is accounted for as a "reverse acquisition". Under this method of accounting, Encompass' historical results for periods prior to the Merger are the same as Building One's historical results. The consolidated condensed statement of shareholders' equity has been converted from Building One's capital structure to the Company's capital structure to reflect the exchange of shares pursuant to the Merger. All share and per share information has been revised to reflect the exchange ratio on a retroactive basis. See Note 2 for discussion of the Merger.

   As of March 31, 2000, the Company was comprised of approximately 250 operating locations performing services in each of the top 100 cities across the United States. The Company derives approximately 90% of its revenues from commercial/industrial customers and has initiated a targeted effort to rapidly grow its national accounts initiatives.

   The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the separate audited consolidated financial statements and notes thereto of GroupMAC and Building One for the year ended December 31, 1999 as filed in the Company's Annual Report on Form 10-K and Current Report on Form 8-K/A dated April 17, 2000, respectively.

   Certain amounts recorded in the three-month period ended March 31, 1999 and at December 31, 1999 have been reclassified to conform with the current period presentation.

NOTE 2--Merger and Related Transactions

   As noted above, on February 22, 2000 the shareholders of GroupMAC and Building One approved a merger of the two companies. Under the terms of the Merger, each outstanding share of Building One common stock was converted into
1.25 shares of GroupMAC common stock. As part of the Merger, GroupMAC shareholders could elect to receive cash for up to 50% of their shares, subject to pro ration, at $13.50 per share. As a result of this option, 11,052,377 shares of GroupMAC common stock were canceled in the Merger.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


   Concurrent with the closing of the Merger, affiliates of Apollo Management, L.P. exchanged approximately $106,191 of Building One convertible junior subordinated debentures and $150,000 in cash for approximately $256,191 of Encompass Convertible Preferred Stock. See Note 6 for further discussion of the Convertible Preferred Stock. The proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger.

   On February 22, 2000, Encompass entered into a new credit agreement to provide a total of $800,000 in financing. The proceeds of this new credit agreement were used to refinance the existing revolving credit facilities of GroupMAC and Building One, as well as GroupMAC's senior subordinated notes. See
Note 4 for further discussion of the new credit agreement.

   The Merger has been accounted for as a purchase under generally accepted accounting principles. The purchase consideration for the Merger has been calculated as follows:

                                                              Common   Warrants/
                                                              Stock     Options
                                                             --------  ---------
GroupMAC number of shares, options and warrants outstanding
 or due at date of the Merger..............................    38,961     5,358
Shares canceled in the cash election right.................   (11,052)      (76)
                                                             --------  --------
Shares issued or due at date of the Merger.................    27,909     5,282
Building One five day share price average with 11/03/99 as
 midpoint/Black-Scholes option valuation, adjusted for the
 1.25 exchange ratio of the Merger.........................  $   9.06  $   5.60
                                                             --------  --------
Fair value of shares, options and warrants issued..........  $252,850  $ 29,582
                                                             ========  ========
Total value of shares, options and warrants issued.........            $282,432
Add: Transaction costs.....................................               7,358
                                                                       --------
Total purchase consideration...............................            $289,790
                                                                       ========

   The total consideration has been allocated to the assets and liabilities of GroupMAC based on the assumption that assets and liabilities (excluding debt repaid concurrent with the Merger, which has been recognized at fair value to settle) are carried at historical amounts which approximate fair market value. Identifiable intangible assets of approximately $13,000 primarily relate to workforce and customer lists. Preliminary goodwill of approximately $566,847 is being amortized over 40 years. The purchase price allocation is subject to change based on the final determination of the fair value of GroupMAC's net assets on the effective date of the Merger. Management does not believe the final purchase price allocation will differ materially from the preliminary purchase price allocation.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


   The following unaudited pro forma combined income statement data utilize the financial information of GroupMAC and Building One for the periods indicated, which give effect to the Merger and the acquisitions made by each company during 1999 and 2000 including amounts owed in connection with those acquisitions, as if the Merger and all of the acquisitions were effective on January 1, 1999.

                                                            Pro Forma Data
                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
      Revenues........................................... $ 966,523  $ 795,279
      Net income......................................... $   4,310  $  17,666
      Net income (loss) available to common
       shareholders...................................... $    (412) $  12,945
      Net income (loss) per share:
        Basic............................................ $   (0.01) $    0.20
        Diluted.......................................... $   (0.01) $    0.20

   Significant pro forma adjustments included in the amounts above consist of
(i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of March 31, 2000 had been outstanding for the three month periods ended March 31, 2000 and 1999 at interest rates in effect on March 31, 2000, (iv) the issuance of the Convertible Preferred Stock concurrent with the Merger and (v) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income (loss) per share assumes all shares issued for the Merger and the acquisitions were outstanding from the beginning of the periods presented.

   Pro forma net income (loss) for the three months ended March 31, 2000 includes the costs to exit certain activities and integration costs of $12,200 discussed more fully in Note 3, a loss on sale of marketable securities held by one of the Company's subsidiaries of $1,018 and a non-cash compensation charge of $1,571 incurred by GroupMAC prior to the Merger in connection with the modification of certain option agreements. Excluding these charges, net income, net income available to common shareholders, and net income per share (both basic and diluted) would be $14,009, $9,287 and $0.15, respectively.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


NOTE 3--Charges Associated with Merger Transaction and Restructuring

Merger and Related Charges

   In connection with the Merger and related transactions, the Company has recorded costs and expenses related to the extinguishment of Building One's existing financing arrangements, severance and office closing costs and other exit activities costs. These costs and expenses are included in the consolidated condensed statements of operations for the three months ended March 31, 2000 as follows:

   Merger and Related Charges:
     Severance costs................................................... $6,100
     Office closing costs..............................................  1,000
     Disposition of assets and other costs.............................    700
                                                                        ------
       Total charge....................................................  7,800
     Tax benefit at 38.5%..............................................  3,003
                                                                        ------
       Net of tax impact............................................... $4,797
                                                                        ======
   Extraordinary Items:
     Deferred debt issue costs on Building One convertible debt........ $4,367
     Deferred debt issue costs on Building One existing revolving and term credit facility.............................................  8,028
                                                                        ------
       Total charge.................................................... 12,395
     Tax benefit at 35.0%..............................................  4,338
                                                                        ------
       Net of tax impact............................................... $8,057
                                                                        ======

   The severance and office closing costs relate to the closing of Building One's corporate headquarters in Minnetonka, MN and the resulting consolidation with the GroupMAC corporate office in Houston, TX. As a result of this plan, the Company incurred severance costs for substantially all of the employees in the Building One corporate office, identified certain assets which are no longer of service and incurred lease termination costs. Severance costs covered 20 employees, of which 8 have been terminated as of March 31, 2000.

   The following table is a reconciliation of the cash portion of the reserve related to the severance and office closing costs incurred through March 31, 2000. The total disposition of assets and other costs include approximately $400 in non-cash related charges. The reconciliation below reflects the accruals recorded and payments applied during the quarter.

                                                                    Balance at
                                                   Total            March 31,
                                                  Reserve Payments     2000
                                                  ------- --------  ----------
      Severance and Office Closing Costs:
        Severance................................ $6,100  $(4,957)    $1,143
        Office Closing Costs.....................  1,000     (131)       869
        Disposition of assets and other exit
         activities costs........................    300      (--)       300
                                                  ------  -------     ------
      Total...................................... $7,400  $(5,088)    $2,312
                                                  ======  =======     ======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


Costs to Exit Certain Activities and Integration Costs

   During the quarter ended March 31, 2000 the Company began the shutdown of certain operations, the reorganization of other operations and integration efforts resulting from the Merger. The following table sets forth a summary of these costs:

      Shutdown of demolition and site preparation operations........... $ 9,800
      Relocation of janitorial management offices......................   1,600
      Integration costs resulting from Merger..........................     800
                                                                        -------
          Total........................................................ $12,200
                                                                        =======

   The costs related to the shutdown of the janitorial group's demolition and site preparation operations include (i) $5,200 related to obligations under existing jobs in progress, (ii) $2,000 estimated for uncollectible accounts receivable, (iii) $1,100 related to claims against the Company, (iv) $800 for impaired assets, and (v) $700 related to lease termination costs and other expenses. The Company anticipates that the final shutdown of these operations will occur during the second quarter of 2000.

   The Company began the relocation of the janitorial management offices in January 2000 and was substantially complete as of March 31, 2000. The related costs include (i) $600 for severance and related costs, (ii) $500 for impaired assets, (iii) $300 related to lease termination and related costs, and (iv) $200 for other miscellaneous items.

NOTE 4--Borrowing Activity

 10 1/2% Senior Subordinated Notes

   In April 1999, the Company completed a private placement offering of $200,000 of 10 1/2% senior subordinated notes. The senior subordinated notes are unsecured, guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. The senior subordinated notes were issued at 97.746%, or a discount of $4,508, which is being amortized over the term of the notes. Additionally, debt issuance costs of $8,388 incurred in connection with the offering, have been capitalized and are being amortized over the 10-year term of the notes. The unamortized portion of these costs were approximately $7,701 and $7,828 at March 31, 2000 and December 31, 1999, respectively, and are included in deferred debt issue costs in the accompanying consolidated condensed balance sheets.

   The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company can redeem up to 35% of the outstanding senior subordinated notes with money raised in one or more equity offerings under certain circumstances. Upon a change in control of the Company (as defined in the indenture for the senior subordinated notes), the holders of the senior subordinated notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest.

   The indenture governing the senior subordinated notes contains certain covenants relating to, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


 7 1/2% Convertible Junior Subordinated Debentures

   The convertible junior subordinated debentures were scheduled to mature on May 1, 2012 and provided for interest payments at a rate of 7 1/2% to be paid in additional convertible junior subordinated debentures or cash, at the Company's election, for the first five years after their issuance, and in cash thereafter. During the three months ended March 31, 2000, $2,387 of interest was paid in additional convertible junior subordinated debentures. Debt issuance costs of $4,634 incurred in connection with the debentures were deferred and were being amortized over the 13-year term of the debentures.

   In conjunction with the Merger, the convertible junior subordinated debentures and $150,000 of cash were exchanged for approximately $256,000 of convertible preferred stock. In addition, the related debt issuance costs were written off at that time and are reflected as an extraordinary charge in the accompanying consolidated condensed statements of operations.

 Old Credit Facility

   As of December 31, 1999, the Company's credit facility, which was with a syndicate of banks led by Bankers' Trust Company, consisted of a $125,000 term loan and a $225,000 revolving credit facility and matured in April 2004
(the "Old Credit Facility"). The revolving credit facility bore interest at various rates, which were subject to change based on certain levels of financial performance. Debt issuance costs of $9,445 incurred in connection with this credit facility were being amortized over the 5-year term of the credit facility. The Old Credit Facility included a number of significant covenants including, among others, restrictions on the Company's ability to incur additional indebtedness, restrictions on mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments, dividends and other distributions and voluntary prepayments on indebtedness. Additionally, the Company was required to comply with certain financial covenants with respect to minimum interest coverage and maximum leverage ratios.

   In conjunction with the Merger, the Old Credit Facility was paid off with the proceeds from a new credit agreement described below. In addition, the related debt issuance costs were written off at that time and are reflected as an extraordinary charge in the accompanying consolidated condensed statements of operations.

 New Credit Agreement

   In connection with the Merger, the Company entered into a new $800,000 credit facility (the "New Credit Agreement") and borrowed funds under the New Credit Agreement to repay (i) the borrowings under the Old Credit Facility,
(ii) $130,000 of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its revolving credit facility. The New Credit Agreement, which is with a syndicate of banks led by Bank of America, N.A. and Chase Bank of Texas, National Association (as Administrative Agent and Syndication Agent, respectively) includes a $500,000 revolving credit facility, a $130,000 term loan and a $170,000 term loan. Borrowings under the New Credit Agreement bear interest at variable rates, as defined. The availability of borrowings under the New Credit Agreement is subject to the Company's ability at the time to meet certain specified conditions. These conditions include compliance with the financial covenants and ratios required by the New Credit Agreement, absence of default under the facility and continued accuracy of the representations and warranties contained in the New Credit Agreement.

   Debt issuance costs approximating $10,747 have been capitalized and are being amortized over the five-year and six-year terms of the revolving credit and the term loan portions of the facility, respectively. The

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)

unamortized portion of these costs approximate $10,579 at March 31, 2000 and are included in deferred debt issue costs in the accompanying consolidated condensed balance sheets.

   Subsequent to March 31, 2000, the Company closed a $100,000 institutional term loan addition to the New Credit Agreement. The seven year term loan has amortization of 1% per year prior to maturity, bears interest at Libor, as defined, plus 3.25% and has a call premium in the first two years of the term.

NOTE 5--Other Business Combinations--Contingent Consideration Agreements

   In conjunction with acquisitions consummated in 1999 and 1998, the Company has entered into certain contingent consideration agreements which provide for the payment of cash and shares of common stock based on the performance of such acquired companies.

   During the three months ended March 31, 2000, $19,899 of cash consideration under these agreements had been earned and recorded to goodwill. The cash payable is reflected as due to related parties at March 31, 2000 in the accompanying consolidated condensed balance sheets. Also during the first quarter of 2000, $3,853 of cash has been paid and 76,898 shares have been issued related to previously recorded contingent consideration. The Company currently estimates the unearned contingent consideration under the remaining agreements to be up to a maximum of $54,000 as of March 31, 2000.

   During the three months ended March 31, 2000, $2,630 of consideration has been recorded to goodwill related to final purchase price settlements on acquisitions completed in 1999. This consideration consists of $1,676 in cash and 93,993 shares of common stock. The cash payable is reflected as due to related parties at March 31, 2000 in the accompanying consolidated condensed balance sheets and the shares to be issued have been reflected as common shares to be issued in the consolidated condensed statement of shareholders' equity. These common shares to be issued have been included in the weighted average shares outstanding for purposes of computing basic and diluted earnings per share for the three months ended March 31, 2000.

   A rollforward of the due to related parties balance in the accompanying consolidated condensed balance sheets related to the above activity is as follows:

   Balance at December 31, 1999........................................ $10,290

   Acquisition of GroupMAC.............................................  13,207
   Record contingent consideration.....................................  19,899
   Record final purchase price settlements.............................   1,676
   Payments............................................................  (3,853)
                                                                        -------
   Balance at March 31, 2000........................................... $41,219
                                                                        =======

NOTE 6--Convertible Preferred Stock

   In connection with the merger, the Company issued 256,191 shares of 7.25% Convertible Preferred Stock (the "Convertible Preferred Stock") to affiliates of Apollo Management, L.P. ("Apollo") at a value of $1,000 per share in exchange for $150,000 in cash and all of the outstanding convertible junior subordinated debentures of Building One (approximately $106,191).

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


   The Convertible Preferred Stock has a par value of $.001 per share and is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14.00 per share, subject to adjustment under certain circumstances. At maturity in February 2012, the Company is required to redeem all shares of Convertible Preferred Stock then outstanding at the redemption price per share equal to the Liquidation Amount (defined as the original cost of $1,000 per share plus all accrued and accumulated and unpaid dividends). The Company has the right to redeem, at any time after five years from the date of issuance, all, but not less than all, of the shares of Convertible Preferred Stock then outstanding at an amount per share of 103% of the Liquidation Amount; this amount declines to 102% after six years and 101% after eight years. The Convertible Preferred Stock bears a preferred cumulative dividend at the rate of 7.25% per year, payable quarterly. However, for the first three years, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated at the option of the Company. At March 31, 2000, accrued dividends were approximately $2,012. The Convertible Preferred Stock is also entitled to share in any dividends the Company may declare on its common stock.

   The holders of the Convertible Preferred Stock are entitled to vote on all matters presented to the holders of the common stock. Each share of Convertible Preferred Stock entitles the holder thereof to cast the number of votes such holder would have been entitled to cast had such holder converted such share of Convertible Preferred Stock into shares of common stock (common stock equivalents). The holders of the Convertible Preferred Stock, voting as a separate class, are entitled to elect directors to the Board at the greater of 3 directors or the number of directors that represents 30% of the Board (subject to Apollo's ownership percentage of common stock equivalents). As of March 31, 2000, the Convertible Preferred Stock comprised approximately 23% of the voting power of Encompass.

   Convertible Preferred Stock issuance costs approximating $3,750 are being amortized over the 12-year term of the Convertible Preferred Stock. The unamortized portion of these costs approximates $3,724 at March 31, 2000 and is recorded against mandatorily redeemable, convertible preferred stock in the accompanying consolidated condensed balance sheets.

NOTE 7--Operating Segments

   The Company's reportable segments are strategic business units that offer products and services to distinct customer groups. They are managed separately because each business requires different operating and marketing strategies.

   The Company has three reportable segments: electrical/mechanical/industrial, residential and janitorial markets. The electrical/mechanical/industrial segment provides maintenance, repair and replacement services and new installation services in manufacturing and processing facilities, power generation facilities, hospitals and other critical care facilities, colleges and universities, hotels, commercial office buildings and complexes, retail stores and restaurants, supermarkets and convenience stores. The residential segment provides maintenance, repair and replacement and new installation services in single family and low-rise multifamily housing units. The janitorial segment provides a wide variety of facility cleaning and maintenance management services nationwide.

   The Company evaluates performance based on income from operations before amortization expense of the respective operating segments prior to unallocated corporate expenses, and merger and related charges and costs to exit certain activities and integration costs. Prior to this report, segment performance was evaluated including amortization expense. The presentation for 1999 has been conformed to the new measurement evaluation criteria after the Merger.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


   Unallocated corporate expenses primarily include (1) corporate overhead, (2) corporate and operating company management bonuses, and (3) savings from national purchase agreements relating to materials and property/casualty insurance.

   As the Company has not yet completed the allocation of the purchase price consideration from the Merger to its individual operating companies, asset allocation by segment is not available at this time. Segment information for the three-month periods ended March 31, 2000 and 1999 was as follows:

                                   Electrical/
                                   Mechanical/
                                   Industrial  Residential Janitorial  Total
                                   ----------- ----------- ---------- --------
THREE MONTH PERIOD ENDED MARCH
 31, 2000
Revenues.........................   $584,786     $29,162    $64,569   $678,517
Operating costs..................    544,236      26,487     60,548    631,271
                                    --------     -------    -------   --------
Segment operating earnings.......     40,550       2,675      4,021     47,246
                                    ========     =======    =======
Goodwill amortization............                                       (6,069)
Merger and related charges and
 costs to exit certain activities
 and integration costs...........                                      (20,000)
Unallocated corporate expenses...                                       (4,542)
                                                                      --------
Income from operations...........                                     $ 16,635
                                                                      ========


THREE MONTH PERIOD ENDED MARCH
 31, 1999
Revenues.........................   $296,632     $    --    $54,210   $350,842
Operating costs..................    269,992          --     50,255    320,247
                                    --------     -------    -------   --------
Segment operating earnings.......     26,640          --      3,955     30,595
                                    ========     =======    =======
Goodwill amortization............                                       (3,469)
Unallocated corporate expenses...                                       (3,159)
                                                                      --------
Income from operations...........                                     $ 23,967
                                                                      ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


NOTE 8--Earnings Per Share

   The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 2000 and 1999.

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
Basic earnings per share:
  Net income (loss)....................................... $  (9,574) $  14,733
  Less: dividends on convertible preferred stock..........    (2,038)        --
                                                           ---------  ---------
  Net income (loss) available to common shareholders...... $ (11,612)  $ 14,733
  Weighted average shares outstanding--Basic (in
   thousands).............................................    44,759     57,467
                                                           ---------  ---------
  Net income per share--Basic............................. $   (0.26) $    0.26
                                                           =========  =========


Diluted earnings per share:
  Net income (loss) available to common shareholders...... $ (11,612) $  14,733
  Plus: dividends on convertible preferred stock..........        --         --
                                                           ---------  ---------
  Net (loss) income on an as-if converted basis........... $ (11,612) $  14,733
                                                           =========  =========
  Total weighted average shares outstanding--Diluted (in
   thousands).............................................    44,759     59,676
                                                           ---------  ---------
  Net income per share--Diluted........................... $   (0.26) $    0.25
                                                           =========  =========
Weighted average shares (in thousands):
  Weighted average shares outstanding--Basic..............    44,759     57,467
  Common stock equivalents from stock options and
   warrants...............................................        --        346
  Contingently issuable shares............................        --      1,863
                                                           ---------  ---------
  Total weighted average shares outstanding--Diluted......    44,759     59,676
                                                           =========  =========

   The Convertible Preferred Stock, which is convertible into approximately 18,299,000 shares of common stock, and outstanding stock options and warrants to purchase 13,292,412 shares of common stock were outstanding as of March 31, 2000, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  INTRODUCTION

   Encompass Services Corporation ("Encompass", and together with its consolidated subsidiaries, the "Company"), formerly Group Maintenance America Corp. ("GroupMAC") was incorporated as a Texas corporation to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets.

   On February 22, 2000 the shareholders of GroupMAC and Building One Services Corporation ("Building One") approved a merger of the two companies (the "Merger"). In connection with the closing of the Merger, GroupMAC amended its articles of incorporation to change its name to Encompass Services Corporation.

   GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One is deemed to be the acquiror and, accordingly, the Merger is accounted for as a "reverse acquisition". Under this method of accounting, Encompass' historical results for periods prior to the Merger are the same as Building One's historical results. See the notes to consolidated condensed financial statements appearing elsewhere herein for further discussion of the Merger.

   The following discussion should be read in conjunction with the consolidated condensed financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the separate consolidated financial statements and notes thereto of GroupMAC and Building One for the year ended December 31, 1999 as filed in the Company's Annual Report on Form 10-K and Current Report on Form 8-K/A dated April 17, 2000, respectively.

   The Company has historically derived revenues from providing maintenance, repair and replacement services and new installation services for electrical, mechanical and other systems to electrical/ mechanical/industrial customers and providing janitorial and maintenance management services. The Merger allowed the Company to further expand its electrical and mechanical offerings and to provide maintenance, repair and replacement services and new installation services for residential customers.

   The Company recognizes maintenance, repair and replacement revenues, including janitorial and maintenance management services, as services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. The Company generally accounts for revenues from fixed price installation and retrofit contracts on a percentage-of-completion basis using the cost-to-cost method. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

   The Company has realized savings from (1) greater volume discounts from suppliers of components, parts and supplies; (2) consolidation of insurance and bonding programs; and (3) its ability to borrow at lower interest rates than most, if not all, of its subsidiaries. These savings are offset by costs related to corporate management structure, costs associated with being a public company and integration costs.

                             RESULTS OF OPERATIONS

   Three months ended March 31, 2000 compared to the three months ended March 31, 1999

   Revenues. Revenues increased $327.7 million, or 93.4%, to $678.5 million for the three months ended March 31, 2000 from $350.8 million for the three months ended March 31, 1999. This increase in revenues is attributable to the following:

  . $178.4 million relates to the GroupMAC companies in the electrical / mechanical / industrial and residential groups that were acquired in connection with the Merger.

  . $48.7 million relates to the incremental revenues contributed in the three months ended March 31, 2000 by electrical / mechanical / industrial and janitorial companies acquired during or subsequent to the three months ended March 31, 1999.

  . $90.3 million relates to internal growth in the electrical / mechanical / industrial group. This increase primarily relates to volume increases in the Texas, Florida, Arizona and Colorado markets.

  .  $10.3 million relates to internal growth in the janitorial group.

   Gross profit. Gross profit increased $52.3 million, or 76.4%, to $120.8 million for the three months ended March 31, 2000 from $68.5 million for the three months ended March 31, 1999. This increase in gross profit is attributable to the following:

  . $32.5 million relates to the GroupMAC companies in the electrical / mechanical / industrial and residential groups that were acquired in connection with the Merger.

  . $9.1 million relates to the incremental gross profit contributed in the three months ended March 31, 2000 by electrical / mechanical / industrial and janitorial companies acquired during or subsequent to the three months ended March 31, 1999.

  . $8.3 million relates to internal growth in the electrical / mechanical / industrial group. This increase primarily relates to volume increases in the Texas, Florida, Arizona and Colorado markets.

  .  $2.4 million relates to internal growth in the janitorial group.

   Gross profit margin decreased 1.7% to 17.8% for the three months ended March 31, 2000 compared to 19.5% for the three months ended March 31, 1999. This decline resulted from a local management focus on achieving targeted growth levels that drove significant revenue growth at the expense of margin preservation. In addition, management believes that the Merger in the middle of the quarter caused a significant amount of distraction among the operating leadership of the Company.

   Selling, general and administrative expenses. Selling, general and administrative expenses, excluding merger and related charges, costs to exit certain activities and integration costs and goodwill amortization, increased $37.0 million, or 90.0%, to $78.1 million for the three months ended March 31, 2000 from $41.1 million for the three months ended March 31, 1999. This increase in these expenses is attributable to the following:

  . $23.8 million relates to the GroupMAC companies in the electrical / mechanical / industrial and residential groups that were acquired in connection with the Merger.

  . $4.5 million relates to the incremental selling, general and administrative expense incurred in the three months ended March 31, 2000 by electrical / mechanical / industrial and janitorial companies acquired during or subsequent to the three months ended March 31, 1999.

  . $6.7 million relates to internal growth in the electrical / mechanical / industrial group. This increase primarily relates to supporting the revenue growth in the Texas, Florida, Arizona and Colorado markets.

  .  $2.0 million relates to internal growth in the janitorial group.

   As a percentage of revenues, selling, general and administrative expense, excluding merger and related charges, costs to exit certain activities and integration costs and goodwill amortization, decreased to 11.5% for the three months ended March 31, 2000 from 11.7% for the three months ended March 31, 1999.

   Merger and related charges. In connection with the Merger, the Company has recorded $7.8 million of costs and expenses related to severance and office closing costs. These costs relate to the closing of Building One's corporate headquarters in Minnetonka, MN and the resulting consolidation with the GroupMAC corporate office in Houston, TX. These costs are more fully described in Note 3 to the Notes to Consolidated Condensed Financial Statements included herein.

   Costs to exit certain activities and integration costs. During the quarter ended March 31, 2000, the Company recorded $12.2 million of costs and expenses related to the shutdown of certain operations, the reorganization of other operations and integration efforts resulting from the Merger. These costs are more fully described in Note 3 to the Notes to Consolidated Condensed Financial Statements included herein.

   Goodwill amortization. Goodwill amortization for the three months ended March 31, 2000 increased $2.6 million, or 74.3%, to $6.1 million from $3.5 million for the three months ended March 31, 1999. This increase primarily relates to (1) the GroupMAC companies that were acquired in connection with the Merger and (2) the companies acquired during or subsequent to the three months ended March 31, 1999.

   Other income and expense. Other income and expense activity can be summarized as follows:

  . Net interest expense increased $18.9 million to $16.5 million of net interest expense for the three months ended March 31, 2000 from $2.4 million of net interest income for the three months ended March 31, 1999. This change is the result of the Company having minimal debt and remaining cash reserves during the first quarter of 1999 from Building One's initial public offering in November 1997 compared to having total debt of $598.9 million at December 31, 1999 from the acquisitions and the tender offer that occurred during 1999. The debt levels were further increased to $933.8 million at March 31, 2000 as a result of the Merger.

  . The loss on sale of marketable securities relates to the sale of a marketable security held by one of the Company's subsidiaries during the first quarter of 2000.

   Income tax provision. The income tax provision decreased $10.7 million to $1.2 million for the three months ended March 31, 2000 from $11.9 million for the three months ended March 31, 1999. This decrease primarily relates to the Merger and related charges and the costs to exit certain activities and integration costs incurred during the first quarter of 2000. Excluding these charges, the income tax provision decreased $2.7 million for the three months ended March 31, 2000, which corresponds with the pre-tax income decrease of $6.0 million that results before such charges. Excluding these charges, the effective tax rate was 44.8% and 44.7% for the three months ended March 31, 2000 and 1999, respectively. The effective tax rate exceeds the Company's statutory federal and state tax rate primarily due to non-deductible goodwill amortization.

   Extraordinary loss, net of tax. The net of tax extraordinary loss of $8.1 million in the first quarter of 2000 relates to the write-off of deferred debt issue costs associated with Building One's revolver, term credit facility and junior subordinated notes that were refinanced in connection with the Merger. These costs are more fully described in Note 3 to the Notes to Consolidated Condensed Financial Statements included herein.

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

Inflation

   Inflation did not have a significant effect on the results of operations of the Company for the three-month periods ended March 31, 2000 and 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations and growth from proceeds from Building One's initial public offering, internally generated working capital and borrowings from commercial banks or other lenders. These borrowings are generally secured by the accounts receivable and inventory of the Company.

   In connection with the Merger, the Company entered into a new $800 million credit facility (the "New Credit Agreement") and borrowed funds under the new facility to repay (i) borrowings of Building One under its $350 million credit facility, (ii) $130 million of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its revolving credit facility. As of March 31, 2000, $723.6 million of borrowings were outstanding under this facility. The New Credit Agreement, which is with a syndicate of banks led by Bank of America, N.A. and Chase Bank of Texas, National Association (as Administrative Agent and Syndication Agent, respectively), includes a $500 million revolving credit facility (the "Revolving Credit Facility"), a $130 million term loan and a $170 million term loan (the "Term Credit Facilities"). Debt under the New Credit Agreement bears interest at variable rates, as defined. Under the New Credit Agreement, Encompass is required to maintain (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of senior debt to pro forma EBITDA (as defined); (3) a maximum ratio of Funded Debt (as defined) to EBITDA (as defined); (4) a minimum amount of Consolidated Net Worth (as defined); and (5) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At March 31, 2000, the Company was in compliance with those and all other affirmative and negative covenants required under the New Credit Agreement. To date, neither the terms of the New Credit Agreement and the indenture pursuant to which the senior subordinated notes were issued nor the debt represented thereby have materially restricted the Company's ability to finance future operations or capital needs or to respond to changes in the Company's business or competitive activity.

   Subsequent to March 31, 2000, the Company closed a $100 million institutional term loan addition to the New Credit Agreement. The seven year term loan has amortization of 1% per year prior to maturity, bears interest at Libor plus 3.25% and has a call premium in the first two years of the term. The Company plans to use approximately $23 million of these borrowings for strategic acquisitions with the remainder used to reduce borrowings under the Revolving Credit Facility.

   As of May 11, 2000, borrowings under the above New Credit Agreement were $763.3 million, providing capacity under the New Credit Agreement of approximately $131.7 million.

   In April 1999, the Company completed a private placement offering of $200,000 of 10 1/2% senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured, guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009.

   The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company can redeem up to 35% of the outstanding Senior Subordinated Notes with money raised in one or more equity offerings under certain circumstances. Upon a change of control of the Company, the holders of the Senior Subordinated Notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest.

   Additionally, the indenture governing the Senior Subordinated Notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of our assets or merge or consolidate with another entity.

   Concurrent with the closing of the Merger, affiliates of Apollo Management, L.P. exchanged approximately $106 million of Building One convertible junior subordinated debentures and $150 million of cash for approximately $256 million of the Company's Convertible Preferred Stock. The preferred stock will mature in 2012, bears a dividend yield coupon rate of 7.25% and will be convertible into shares of the Company's common stock at a conversion price of $14 per common share, subject to adjustment. The proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger.

   The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles, inventory and supplies used in the operation of the business. During the three months ended March 31, 2000 and 1999, capital expenditures aggregated $7.2 million and $5.6 million, respectively. The Company anticipates that its cash flow from operations and its existing credit facility will provide cash in excess of its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

   For the three months ended March 31, 2000 and 1999, the Company used $12.3 million and generated $11.7 million of cash from operating activities, respectively. For the three months ended March 31, 2000, net income, depreciation, amortization, write-off of deferred financing costs, impairment charges related to property and equipment, loss on sale of marketable securities and other items generated $13.1 million and changes in asset and liability accounts utilized a net $25.4 million. For the three months ended March 31, 1999, net income, depreciation, amortization and other items generated $20.9 million and changes in asset and liability accounts utilized a net $9.2 million.

   For the three months ended March 31, 2000, the Company generated $2.6 million of cash in investing activities. These activities principally consisted of $6.6 million acquired in acquisitions, net of cash paid, $2.4 million from a sale of marketable securities and $7.2 million used for capital expenditures. For the three months ended March 31, 2000, the Company used $50.9 million of cash in investing activities. These activities principally consisted of $45.3 million for acquisitions and $5.6 million for capital expenditures.

   For the three months ended March 31, 2000, the Company generated $3.1 million of cash from financing activities. These activities principally consisted of issuance of preferred stock, net of issuance costs of $146.3 million, retirement of GroupMAC common stock of $150.0 million, proceeds from long-term debt of $729.6 million and payments of long term debt of $722.7 million. For the three months ended March 31, 1999, the Company generated $0.4 million of cash from financing activities. These activities principally consisted of proceeds from long-term debt of $1.2 million, payments of long term debt of $0.7 million and a $0.8 million distribution to minority shareholders of an acquired business.

   In conjunction with acquisitions, the Company has entered into contingent consideration agreements. For the quarter ended March 31, 2000, $19.9 million of consideration has been earned, all of which has been or will be paid in cash.

The Company expects that a maximum of $54.0 million of additional contingent consideration will become payable in 2000 through 2002, of which approximately $30.0 million will be payable in cash, however, management has the option to increase the cash component of the contingent consideration under the terms of the respective acquisition agreements.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement, as amended, is effective for all fiscal years beginning after June 15, 2000. Under present conditions, this statement will have no impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's market risk exposure is changing interest rates. With the exception of the Senior Subordinated Notes, all other debt instruments do not have a trading market and have not been registered with the Securities and Exchange Commission (in thousands).

                                                                                        Fair Value at
                           2000     2001   2002   2003    2004   Thereafter     Total   March 31, 2000
                          -------  ------ ------ ------  ------  ----------    -------- --------------
Revolving Credit
 Facility...............       --      --     --     --      --   $424,373     $424,373    $424,373
  Average Rate..........                                            (a)
Term Credit Facilities..   $2,250  $3,000 $3,000 $3,000  $3,000   $285,000     $299,250    $299,250
  Average Rate..........                                            (a)
Senior Subordinated
 Notes..................       --      --     --     --      --   $200,000     $200,000    $184,000
  Average Rate..........                                              10.9%(b)
Junior Subordinated
 Notes..................       --      --     -- $1,650  $2,500         --       $4,150      $4,150
  Average Rate..........                            6.0%    7.5%
Fixed Rate Debt.........  $10,100      --     --     --      --         --     $ 10,100    $ 10,100
  Average Rate..........      8.1%

--------
(a) Borrowings under the Revolving Credit Facility and the Term Credit Facilities bear interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate, plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA (with all capitalized terms as defined in the New Credit Agreement). The Eurodollar Rate is the rate defined in the New Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA. At March 31, 2000, the weighted average interest rate in effect for the Revolving Credit Facility and the Term Credit Facilities, including amortization of related debt issuance costs, was 7.7% and 8.5%, respectively.
(b) The Senior Subordinated Notes are unsecured, mature May 1, 2009 and bear interest at 10.5% payable semi-annually. These notes were issued at 97.746%, or a discount of $4.5 million, which is being amortized over the term of the notes. In addition, there are approximately $8.4 million in related debt issuance costs which are being amortized to interest expense over the ten year life of the notes, increasing the effective interest rate to 10.9%.

                                    PART II

                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

   See "Item 1. Financial Statements--General Information" for a description of the use of proceeds from the issuance of the 7.25% Convertible Preferred Stock issued in connection with the Merger.

Item 4. Submission of Matters to a Vote of Security Holders.

   Encompass held a Special Meeting of Shareholders on February 22, 2000 (the "Special Meeting") for the purpose of (i) considering and voting upon a proposal to approve and adopt the Agreement and Plan of Merger, (ii) approving the issuance of up to 275,000 shares of Encompass' 7.25% convertible preferred stock to affiliates of Apollo Management, L.P., in connection with the Merger,
(iii) approving and adopting the Encompass 2000 Stock Performance Incentive Plan and (iv) approving and adopting the Encompass 2000 Stock Awards Plan. The following summarizes the shareholder voting results:

     (a) Approval of the Agreement and Plan of Merger:

                                                         Broker
         For             Against      Abstained         Non-Vote
      30,708,202          27,918        15,721             --

     (b) Approval of the issuance of up to 275,000 shares of Encompass' 7.25% Convertible Preferred Stock to BOSS II, LLC, an affiliate of Apollo Management, L.P., in connection with the Merger:

                                                         Broker
         For             Against      Abstained         Non-Vote
      30,238,695         463,783        49,363             --

     (c) Approval of the Encompass 2000 Stock Performance Incentive Plan:

                                                         Broker
         For             Against      Abstained         Non-Vote
      29,302,802        1,385,759       63,280             --

     (d) Approval of the Encompass 2000 Stock Awards Plan:

                                                         Broker
         For             Against      Abstained         Non-Vote
      27,902,060        2,755,678       85,814            8,289

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits.

 Exhibit
   No.                            Description of Exhibit
 -------                          ----------------------
     2.1* --Agreement and Plan of Merger dated as of November 2, 1999, as amended, by and between Group Maintenance America Corp. and Building
           One Services Corporation (Annex A to Joint Proxy
           Statement/Prospectus of GroupMAC and Building One dated January 18,
           2000).
     3.1* --Certificate of Merger dated February 22, 2000 merging Building One
           Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated Articles of
           Incorporation of Encompass) (Exhibit 3.1 to Encompass' Annual Report
           on Form 10-K for the fiscal year ended December 31, 1999, File No.
           1-13565).
     3.2* --Statement of Designation dated February 15, 2000 relating to the
           7.25% Convertible Preferred Stock of Encompass (Exhibit 3.2 to
           Encompass' Annual Report on Form 10-K for the fiscal year ended
           December 31, 1999, File No. 1-13565).
     3.3* --By-laws of Encompass, as amended (Exhibit 3.2 to Encompass' Annual
           Report on Form 10-K/A for the fiscal year ended December 31, 1998,
           File No. 1-13565).
       4  --None.
    10.1* --2000 Stock Performance Incentive Plan of Encompass Services
           Corporation (Annex G to Joint Proxy Statement/Prospectus of GroupMAC
           and Building One dated January 18, 2000).
    10.2* --2000 Stock Awards Plan of Encompass Services Corporation (Annex H
           to Joint Proxy Statement/Prospectus of GroupMAC and Building One
           dated January 18, 2000).
    10.3* --Credit Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.15 to Encompass'
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1999, File No. 1-13565).
    10.4* --Investors' Rights Agreement dated as of February 22, 2000 between
           Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.17 to
           Encompass' Annual Report on Form 10-K for the fiscal year ended
           December 31, 1999, File No. 1-13565).
      11  --None.
      15  --None.
      18  --None.
      19  --None.
      22  --None.
      23  --None.
      24  --None.
      27  --Financial Data Schedule.
      99  --None.

--------
*  Incorporated by reference from a prior filing as indicated.

(b) Reports on Form 8-K.

   On January 20, 2000, the registrant filed a Current Report on Form 8-K that disclosed under Item 5 thereof, the issuance of a press release on January 14, 2000 announcing that it would hold a special meeting of its shareholders on February 22, 2000. At the meeting, shareholders would be asked to approve
(i) the Agreement and Plan of Merger, (ii) the issuance of 7.25% convertible preferred stock to affiliates of Apollo Management, L.P. in connection with the Merger and (iii) two stock-based compensation plans. In connection with the Merger, the registrant also announced that it had commenced a tender offer and consent solicitation for all of its outstanding 9 3/4% Senior Subordinated Notes due 2009.

   On February 2, 2000, the registrant filed a Current Report on Form 8-K that disclosed under Item 5 thereof, the issuance of a (i) press release on January 26, 2000 announcing that it had adjusted the previously announced consent payment pursuant to its outstanding tender offer and consent solicitation for all of its outstanding 9 3/4% Senior Subordinated Notes due 2009 (the "Notes") and (ii) press release on February 1, 2000 announcing that it had received tenders and consents from holders representing a majority of the $130 million outstanding principal amount of the Notes.

   On February 25, 2000, the registrant filed a Current Report on Form 8-K that reported under Item 2 thereof, that on February 22, 2000, in accordance with the terms of the Agreement and Plan of Merger, Building One was merged with and into GroupMAC and GroupMAC had changed its name to Encompass Services Corporation.

   On April 17, 2000, Encompass filed an amendment to the Current Report on Form 8-K that it filed on February 25, 2000 (as amended on April 17, 2000), with respect to the Merger, which was reported under Item 2 of the original Form 8-K. The amendment included audited financial statements of Building One and pro forma financial statements giving effect to the Merger.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Encompass Services Corporation

May 15, 2000
                                              /s/ Darren B. Miller
                                          -------------------------------------
                                                  Darren B. Miller
                                     Senior Vice President and Chief Financial
                                                       Officer
                                           (principal financial officer)

May 15, 2000
                                               /s/ Daniel W. Kipp
                                          -------------------------------------
                                                   Daniel W. Kipp
                                        Vice President, Treasurer and Chief
                                                 Information Officer
                                           (principal accounting officer)