Form 10-Q
period 2000-06-30
ENCOMPASS SERVICES CORP
filed 2000-08-14
CIK 1039690

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

                  For the quarterly period ended June 30, 2000

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

   Common Stock, par value $0.001 per share; 63,194,290 shares outstanding as of July 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I Financial Information
 Item 1. Financial Statements.............................................   1
   General Information....................................................   1
   Consolidated Condensed Balance Sheets..................................   2
   Consolidated Condensed Statements of Operations........................   3
   Consolidated Condensed Statement of Shareholders' Equity...............   4
   Consolidated Condensed Statements of Cash Flows........................   5
   Notes to Consolidated Condensed Financial Statements...................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  16
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  24
Part II Other Information
 Item 1. Legal Proceedings................................................   *
 Item 2. Changes in Securities and Use of Proceeds........................   *
 Item 3. Defaults Upon Senior Securities..................................   *
 Item 4. Submission of Matters to a Vote of Security Holders..............  25
 Item 5. Other Information................................................   *
 Item 6. Exhibits and Reports on Form 8-K.................................  25

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

   In connection with the Merger, Encompass issued to affiliates of Apollo Management, L.P. approximately $256 million of 7.25% Convertible Preferred Stock in exchange for $150 million in cash and approximately $106 million aggregate principal amount of Building One convertible junior subordinated debentures. Based upon the current conversion price of $14.00 per share, the preferred stock is convertible into approximately 18.8 million shares of Encompass common stock, representing approximately 23% of the voting power of Encompass. Encompass used the cash proceeds from the issuance of the Convertible Preferred Stock to fund the right of the former GroupMAC shareholders to elect to receive in the Merger cash for up to 50% of their shares of Encompass' common stock at $13.50 per share, subject to proration. The cash election was over-subscribed, resulting in a cancellation of 11,052,377 shares of Encompass common stock.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (In thousands, except par value)
                                  (unaudited)

                                                         June 30,  December 31,
                                                           2000        1999
                        ASSETS                          ---------- ------------
Current assets:
  Cash and cash equivalents...........................  $   20,233  $   17,085
  Marketable securities...............................          --       2,275
  Accounts receivable, net............................     858,300     400,326
  Inventories.........................................      35,135      10,324
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     140,408      59,418
  Deferred tax assets.................................      14,704       4,168
  Refundable income taxes.............................          --       1,757
  Prepaid expenses and other current assets...........      33,072      13,260
                                                        ----------  ----------
   Total current assets...............................   1,101,852     508,613
Property and equipment, net...........................     120,058      63,288
Goodwill and other intangible assets, net.............   1,329,339     713,346
Deferred debt issue costs.............................      18,454      20,411
Other assets..........................................      12,559       8,096
                                                        ----------  ----------
   Total assets.......................................  $2,582,262  $1,313,754
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities of long
   term debt..........................................  $    7,795  $    7,950
  Accounts payable....................................     241,873     107,319
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................     172,328      86,122
  Due to related parties..............................      20,117      10,290
  Accrued compensation................................      81,836      39,873
  Income tax payable..................................       3,594          --
  Accrued liabilities.................................      87,039      36,628
                                                        ----------  ----------
   Total current liabilities..........................     614,582     288,182
Revolving credit facility.............................     381,750     166,500
Term credit facilities................................     394,500     124,063
Senior subordinated notes, net of unamortized
 discount.............................................     196,018     195,793
Junior subordinated notes.............................       4,113          --
Convertible junior subordinated debentures............          --     105,103
Deferred tax liabilities..............................       8,223       2,085
Other liabilities.....................................       3,671       3,271
Commitments and contingencies
Mandatorily redeemable, convertible preferred stock,
 $0.001 par value, 50,000,000 shares authorized,
 256,191 and zero shares issued and outstanding,
 respectively.........................................     252,545          --
Shareholders' equity:
Common stock, $.001 par value, 100,000,000 shares
 authorized, 63,173,350 and 35,134,773 shares issued
 and outstanding, respectively........................          63          35
Additional paid-in capital............................     614,435     329,118
Retained earnings.....................................     112,362     100,317
Accumulated other comprehensive loss..................          --        (713)
                                                        ----------  ----------
   Total shareholders' equity.........................     726,860     428,757
                                                        ----------  ----------
   Total liabilities and shareholders' equity.........  $2,582,262  $1,313,754
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    --------------------  --------------------
                                       2000       1999       2000       1999
                                    ----------  --------  ----------  --------
Revenues..........................  $1,090,229  $436,804  $1,768,746  $787,646
Cost of services..................     891,432   350,713   1,449,150   631,405
                                    ----------  --------  ----------  --------
  Gross profit....................     198,797    86,091     319,596   156,241
Selling, general and
 administrative expenses..........     115,555    49,775     193,650    92,489
Merger and related charges........          --        --       7,800        --
Costs to exit certain activities
 and integration costs............          --        --      12,200        --
Amortization of goodwill..........       9,050     3,804      15,119     7,273
Restructuring and recapitalization
 charges..........................          --     8,020          --     8,020
                                    ----------  --------  ----------  --------
  Income from operations..........      74,192    24,492      90,827    48,459

Other income (expense):
  Interest income.................         158     1,698         283     4,206
  Interest expense................     (23,044)   (8,122)    (39,686)   (8,218)
  Loss on sale of marketable
   securities.....................          --        --      (1,018)       --
  Other, net......................         170       118         721       399
                                    ----------  --------  ----------  --------
Income before income tax
 provision........................      51,476    18,186      51,127    44,846
Income tax provision..............      23,061     8,223      24,229    20,150
                                    ----------  --------  ----------  --------
Income before extraordinary loss..      28,415     9,963      26,898    24,696
Extraordinary loss, net of tax....          --        --      (8,057)       --
                                    ----------  --------  ----------  --------
Net income........................      28,415     9,963      18,841    24,696
Less convertible preferred stock
 dividends........................      (4,758)       --      (6,796)       --
                                    ----------  --------  ----------  --------
Net income available to common
 shareholders.....................  $   23,657  $  9,963  $   12,045  $ 24,696
                                    ==========  ========  ==========  ========
BASIC EARNINGS PER SHARE:
  Income before extraordinary
   loss...........................  $      .37  $    .23  $      .37  $    .49
  Extraordinary loss, net of tax..          --        --        (.15)       --
                                    ----------  --------  ----------  --------
  Net income......................  $      .37  $    .23  $      .22  $    .49
                                    ==========  ========  ==========  ========
  Weighted average shares
   outstanding....................      63,362    43,192      54,156    50,290
                                    ==========  ========  ==========  ========
DILUTED EARNINGS PER SHARE:
  Income before extraordinary
   loss...........................  $      .35  $    .22  $      .37  $    .47
  Extraordinary loss, net of tax..          --        --        (.15)       --
                                    ----------  --------  ----------  --------
  Net income......................  $      .35  $    .22  $      .22  $    .47
                                    ==========  ========  ==========  ========
  Weighted average shares
   outstanding....................      81,926    47,862      54,274    53,737
                                    ==========  ========  ==========  ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                     For the six months ended June 30, 2000

                                 (In thousands)
                                  (unaudited)

                             Common Stock                          Accumulated
                          ------------------ Additional               Other         Total         Total
                            Shares            Paid-in-  Retained  Comprehensive Shareholders' Comprehensive
                          Outstanding Amount  Capital   Earnings      Loss         Equity        Income
                          ----------- ------ ---------- --------  ------------- ------------- -------------
Balance, December 31,
 1999...................    28,108     $28    $329,125  $100,317      $(713)      $428,757
Adjustment to convert
 number and par value of
 Building One shares to
 shares of Encompass....     7,027       7          (7)       --         --             --
                            ------     ---    --------  --------      -----       --------
Restated balance,
 December 31, 1999......    35,135     $35    $329,118  $100,317      $(713)      $428,757
Acquisition of
 GroupMAC...............    27,909      28     282,404        --         --        282,432
Exercise of options.....         1      --           6        --         --              6
Common stock issued or
 to be issued in
 acquisitions...........       312      --       3,966        --         --          3,966
Shares received in
 settlement of
 litigation.............      (184)     --      (1,059)       --         --         (1,059)
Net income..............        --      --          --    18,841         --         18,841        18,841
Convertible preferred
 stock dividends........        --      --          --    (6,796)        --         (6,796)
Reclassification
 adjustment, net of
 other comprehensive
 loss realized in net
 income.................        --      --          --        --        713            713           713
                                                                                                 -------
Total comprehensive
 income.................        --      --          --        --         --             --       $19,554
                            ------     ---    --------  --------      -----       --------       =======
Balance, June 30, 2000..    63,173     $63    $614,435  $112,362      $  --       $726,860
                            ======     ===    ========  ========      =====       ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
Cash flows from operating activities:
 Net income..............................................  $  18,841  $  24,696
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization..........................     29,193     13,716
  Compensation expense related to options exercised......         --      2,629
  Extraordinary loss, net of tax.........................      8,057         --
  Impairment of property and equipment...................      1,700         --
  Loss on sale of marketable securities..................      1,018         --
  Other..................................................      1,814         --
  Changes in operating assets and liabilities:
  Accounts receivable....................................   (102,699)   (40,734)
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................    (23,489)   (10,497)
  Prepaid expenses and other current assets..............     10,932     (9,897)
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.................................     21,087      4,780
  Refundable income taxes................................     12,173         --
  Accounts payable.......................................     26,310      1,897
  Accrued liabilities....................................     (5,240)     6,092
  Change in other assets and liabilities.................      1,708        866
                                                           ---------  ---------
   Net cash provided by (used in) operating activities...      1,405     (6,452)
                                                           ---------  ---------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired........    (30,659)   (88,129)
 Purchases of property and equipment.....................    (19,665)   (13,043)
 Proceeds on sale of equipment...........................        935        253
 Proceeds from sale of marketable securities.............      2,422         --
 Cost basis investment...................................     (2,020)        --
 Other...................................................         --       (324)
                                                           ---------  ---------
   Net cash used in investing activities.................    (48,987)  (101,243)
                                                           ---------  ---------
Cash flows from financing activities:
 Issuance of preferred stock, net of issuance costs......    146,250         --
 Retirement of GroupMAC common stock in the Merger.......   (150,000)        --
 Payments on long-term debt..............................   (868,045)    (5,483)
 Proceeds from long-term debt............................    934,420    504,648
 Payment of debt issuance costs..........................    (11,901)   (22,219)
 Repurchase of common stock including related expenses...         --   (564,407)
 Distribution to Minority Shareholders...................         --       (842)
 Proceeds from stock options exercised...................          6        132
 Proceeds from issuance of stock under employee stock
  purchase plan..........................................         --        802
                                                           ---------  ---------
   Net cash provided by (used in) financing activities...     50,730    (87,369)
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents.....      3,148   (195,064)
Cash and cash equivalents, beginning of period...........     17,085    213,096
                                                           ---------  ---------
Cash and cash equivalents, end of period.................  $  20,233  $  18,032
                                                           =========  =========
Supplemental Disclosure of Cash Flow Information:
 Interest paid...........................................  $  41,867  $   1,834
 Income taxes paid.......................................  $   4,908  $  30,311
                                                           =========  =========

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

   As of June 30, 2000, the Company was comprised of approximately 250 operating locations performing services in each of the top 100 cities across the United States. The Company derives approximately 90% of its revenues from commercial/industrial customers and has initiated a targeted effort to rapidly grow its national accounts initiatives.

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

   Certain amounts recorded in the three and six-month periods ended June 30, 1999 and at December 31, 1999 have been reclassified to conform with the current period presentation.

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

   The Merger has been accounted for as a purchase under generally accepted accounting principles. The purchase consideration for the Merger has been calculated as follows:

                                                              Common   Warrants/
                                                              Stock     Options
                                                             --------  ---------
GroupMAC number of shares, options and warrants outstanding
 or due at date of the
 Merger....................................................    38,961     5,358
Shares canceled in the cash election right.................   (11,052)      (76)
                                                             --------  --------
Shares issued or due at date of the Merger.................    27,909     5,282
Building One five day share price average with 11/03/99 as
 midpoint/Black-Scholes option valuation, adjusted for the
 1.25 exchange ratio of the Merger.........................  $   9.06  $   5.60
                                                             --------  --------
Fair value of shares, options and warrants issued..........  $252,850  $ 29,582
                                                             ========  ========
Total value of shares, options and warrants issued.........            $282,432
Add: Transaction costs.....................................               7,358
                                                                       --------
Total purchase consideration...............................            $289,790
                                                                       ========

   The total consideration has been allocated to the assets and liabilities of GroupMAC based on certain estimates of fair values. Identifiable intangible assets of approximately $13,000 primarily relate to workforce and customer lists. Preliminary goodwill of approximately $569,488 is being amortized over 40 years. The purchase price allocation is subject to change based on the final determination of the fair value of GroupMAC's net assets on the effective date of the Merger. Management does not believe the final purchase price allocation will differ materially from the preliminary purchase price allocation.

   The following unaudited pro forma combined income statement data utilize the financial information of GroupMAC and Building One for the periods indicated, which give effect to the Merger and the acquisitions made by each company during 1999 and 2000 including amounts owed in connection with those acquisitions, as if the Merger and all of the acquisitions were effective as of the period being presented.

                                                     Pro Forma Data
                                          ------------------------------------
                                                           Six Months Ended
                                           Three Months         June 30
                                          Ended June 30, ---------------------
                                               1999         2000       1999
                                          -------------- ---------- ----------
Revenues.................................    $915,651    $2,056,751 $1,710,930
Net income...............................    $ 26,352    $   32,725 $   44,018
Net income available to common
 shareholders............................    $ 21,594    $   23,198 $   34,491
Net income per share:
  Basic..................................    $    .34    $      .37 $      .55
  Diluted................................    $    .32    $      .37 $      .54

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


   Significant pro forma adjustments included in the amounts above consist of
(i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of March 31, 2000 had been outstanding for the first quarter of 2000 and for the first and second quarters of 1999 at interest rates in effect on March 31, 2000, (iv) the issuance of the Convertible Preferred Stock concurrent with the Merger and (v) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the Merger and the acquisitions were outstanding from the beginning of the periods presented.

   Pro forma net income for the six months ended June 30, 2000 includes the costs to exit certain activities and integration costs of $12,200 discussed more fully in Note 3, a loss on sale of marketable securities held by one of the Company's subsidiaries of $1,018 and a non-cash compensation charge of $1,571 incurred by GroupMAC prior to the Merger in connection with the modification of certain option agreements. Excluding these charges, net income, net income available to common shareholders, and net income per share (both basic and diluted) for the six months ended June 30, 2000 would be $42,425, $32,898 and $.52, respectively.

NOTE 3--Charges Associated with Merger Transaction and Restructuring

 Merger and Related Charges

   In connection with the Merger and related transactions, the Company has recorded costs and expenses related to the extinguishment of Building One's existing financing arrangements, severance and office closing costs and other exit activities costs. These costs and expenses are included in the consolidated condensed statements of operations for the six months ended June 30, 2000 as follows:

   Merger and Related Charges:
     Severance costs.................................................. $ 6,100
     Office closing costs.............................................   1,000
     Disposition of assets and other costs............................     700
                                                                       -------
       Total charge...................................................   7,800
     Tax benefit at 38.5%.............................................   3,003
                                                                       -------
       Net of tax impact.............................................. $ 4,797
                                                                       =======
   Extraordinary Items:
     Deferred debt issue costs on Building One convertible debt....... $ 4,367
     Deferred debt issue costs on Building One existing revolving and
      term credit facility............................................   8,028
                                                                       -------
       Total charge...................................................  12,395
     Tax benefit at 35.0%.............................................   4,338
                                                                       -------
       Net of tax impact.............................................. $ 8,057
                                                                       =======

   The severance and office closing costs relate to the closing of Building One's corporate headquarters in Minnetonka, MN and the resulting consolidation with the GroupMAC corporate office in Houston, TX. As a result of this plan, the Company incurred severance costs for substantially all of the employees in the Building One corporate office, identified certain assets which are no longer of service and incurred lease termination costs. Severance costs covered 20 employees, all of which have been terminated as of June 30, 2000.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


   The following table is a reconciliation of the cash portion of the reserve related to the severance and office closing costs incurred through June 30, 2000. The total disposition of assets and other costs include approximately $400 in non-cash related charges. The reconciliation below reflects the accruals recorded and payments applied during the quarter.

                                                                    Balance at
                                                   Total             June 30,
                                                  Reserve Payments     2000
                                                  ------- --------  ----------
   Severance and Office Closing Costs:
     Severance................................... $6,100  $(5,677)    $  423
     Office Closing Costs........................  1,000     (272)       728
     Disposition of assets and other exit
      activities costs...........................    300      (20)       280
                                                  ------  -------     ------
       Total..................................... $7,400  $(5,969)    $1,431
                                                  ======  =======     ======

  Costs to Exit Certain Activities and Integration Costs

   During the six months ended June 30, 2000 the Company recorded a charge for the shutdown of certain operations, the reorganization of other operations and integration efforts resulting from the Merger. The following table sets forth a summary of these costs:

   Shutdown of demolition and site preparation operations.............. $ 9,800
   Relocation of janitorial management offices.........................   1,600
   Integration costs resulting from Merger.............................     800
                                                                        -------
     Total............................................................. $12,200
                                                                        =======

   The costs related to the shutdown of the janitorial group's demolition and site preparation operations include (i) $5,200 related to obligations under existing jobs in progress, (ii) $2,000 estimated for uncollectible accounts receivable, (iii) $1,100 related to claims against the Company, (iv) $800 for impaired assets, and (v) $700 related to lease termination costs and other expenses. The Company is continuing to wind-down these operations with the final shutdown expected to occur by late 2000.

   The Company relocated the janitorial management offices from January through May 2000. The related costs include (i) $600 for severance and related costs,
(ii) $500 for impaired assets, (iii) $300 related to lease termination and related costs, and (iv) $200 for other miscellaneous items. As of June 30, 2000, substantially all of these amounts have been paid, with the exception of future lease obligations.

NOTE 4--Borrowing Activity

 10 1/2% Senior Subordinated Notes

   In April 1999, Building One completed a private placement offering of $200,000 of 10 1/2% senior subordinated notes. The senior subordinated notes are unsecured, guaranteed by Building One's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. The senior subordinated notes were issued at 97.746%, or a discount of $4,508, which is being amortized over the term of the notes. Additionally, debt issuance costs of $8,388 incurred in connection with the offering, have been capitalized and are being amortized over the 10-year term of the notes. The unamortized portion of these costs were approximately $7,294 and $7,828 at June 30, 2000 and December 31, 1999, respectively, and are included in deferred debt issue costs in the accompanying consolidated condensed balance sheets.

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

 7 1/2% Convertible Junior Subordinated Debentures

   The convertible junior subordinated debentures were scheduled to mature on May 1, 2012 and provided for interest payments at a rate of 7 1/2% to be paid in additional convertible junior subordinated debentures or cash, at the Company's election, for the first five years after their issuance, and in cash thereafter. During the six months ended June 30, 2000, $2,387 of interest was paid in additional convertible junior subordinated debentures. Debt issuance costs of $4,634 incurred in connection with the debentures were deferred and were being amortized over the 13-year term of the debentures.

   In conjunction with the Merger, the convertible junior subordinated debentures and $150,000 of cash were exchanged for approximately $256,000 of convertible preferred stock. In addition, the related debt issuance costs were written off at that time and are reflected as an extraordinary charge for the six months ended June 30, 2000 in the accompanying consolidated condensed statements of operations.

 Old Credit Facility

   As of December 31, 1999, Building One's credit facility, which was with a syndicate of banks led by Bankers' Trust Company, consisted of a $125,000 term loan and a $225,000 revolving credit facility and matured in April 2004 (the "Old Credit Facility"). The revolving credit facility bore interest at various rates, which were subject to change based on certain levels of financial performance. Debt issuance costs of $9,445 incurred in connection with this credit facility were being amortized over the 5-year term of the credit facility.

   In conjunction with the Merger, the Old Credit Facility was paid off with the proceeds from a new credit agreement described below. In addition, the related debt issuance costs were written off at that time and are reflected as an extraordinary charge for the six months ended June 30, 2000 in the accompanying consolidated condensed statements of operations.

 New Credit Agreement

   In connection with the Merger, the Company entered into a new $800,000 credit facility (the "New Credit Agreement") and borrowed funds under the New Credit Agreement to repay (i) the borrowings under the Old Credit Facility,
(ii) $130,000 of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its revolving credit facility. The New Credit Agreement, which is with a syndicate of banks led by Bank of America, N.A. and Chase Bank of Texas, National Association (as Administrative Agent and Syndication Agent, respectively) was expanded to $900,000 during the second

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)

quarter of 2000, and includes a $500,000 revolving credit facility, a $130,000 term loan, a $170,000 term loan and a $100,000 institutional term loan. Borrowings under the New Credit Agreement bear interest at variable rates, as defined. The availability of borrowings under the New Credit Agreement is subject to the Company's ability at the time to meet certain specified conditions. These conditions include compliance with the financial covenants and ratios required by the New Credit Agreement, absence of default under the facility and continued accuracy of the representations and warranties contained in the New Credit Agreement.

   Debt issuance costs associated with the origination, syndication, and expansion of the New Credit Agreement approximating $11,901 have been capitalized and are being amortized over the five-year, six-year and seven-year terms of the revolving credit, the term loans, and the institutional term loan portions of the facility, respectively. The unamortized portion of these costs approximate $11,160 at June 30, 2000 and are included in deferred debt issue costs in the accompanying consolidated condensed balance sheets.

NOTE 5--Other Business Combinations and Contingent Consideration Agreements

   During the six months ended June 30, 2000, the Company completed the acquisition of one company which includes cash paid or to be paid of $10.2 million and 296,296 shares of common stock. The Company assumed approximately $1.5 million of debt in this transaction.

   In conjunction with acquisitions consummated to date, the Company has entered into certain contingent consideration agreements which provide for the payment of cash and/or shares of common stock based on the performance of such acquired companies. During the six months ended June 30, 2000, $31,249 of consideration has been recorded to goodwill related to contingent consideration and final purchase price settlements on acquisitions completed to date. This consideration mix is expected to be paid out as $29,063 in cash and 304,877 shares of common stock. The cash payable is reflected as due to related parties at June 30, 2000 in the accompanying consolidated condensed balance sheets and the shares to be issued have been reflected as common shares to be issued in the consolidated condensed statement of shareholders' equity. These common shares to be issued have been included in the weighted average shares outstanding for purposes of computing basic and diluted earnings per share for the three and six months ended June 30, 2000.

   Additionally, during the six months ended June 30, 2000, $32,443 of cash has been paid and 15,704 shares have been issued related to previously recorded contingent consideration and final purchase price settlements. The Company currently estimates the unearned contingent consideration under the remaining agreements to be $42,000 as of June 30, 2000.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


   A rollforward of the due to related parties balance in the accompanying consolidated condensed balance sheets related to the above activity is as follows:

   Balance at December 31, 1999...................................... $10,290

   Acquisition of GroupMAC...........................................  13,207
   Record contingent consideration and final purchase price
    settlements......................................................  29,063
   Payments.......................................................... (32,443)
                                                                      -------
   Balance at June 30, 2000.......................................... $20,117
                                                                      =======

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

   The Convertible Preferred Stock has a par value of $.001 per share and is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14.00 per share, subject to adjustment under certain circumstances. At maturity in February 2012, the Company is required to redeem all shares of Convertible Preferred Stock then outstanding at the redemption price per share equal to the Liquidation Amount (defined as the original cost of $1,000 per share plus all accrued and accumulated and unpaid dividends). The Company has the right to redeem, at any time after five years from the date of issuance, all, but not less than all, of the shares of Convertible Preferred Stock then outstanding at an amount per share of 103% of the Liquidation Amount; this amount declines to 102% after six years and 101% after eight years. The Convertible Preferred Stock bears a preferred cumulative dividend at the rate of 7.25% per year, payable quarterly. However, for the first three years, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated at the option of the Company. At June 30, 2000, accrued dividends were approximately $6,692. The Convertible Preferred Stock is also entitled to share in any dividends the Company may declare on its common stock.

   The holders of the Convertible Preferred Stock are entitled to vote on all matters presented to the holders of the common stock. Each share of Convertible Preferred Stock entitles the holder thereof to cast the number of votes such holder would have been entitled to cast had such holder converted such share of Convertible Preferred Stock into shares of common stock (common stock equivalents). The holders of the Convertible Preferred Stock, voting as a separate class, are entitled to elect directors to the Board at the greater of 3 directors or the number of directors that represents 30% of the Board (subject to Apollo's ownership percentage of common stock equivalents). As of June 30, 2000, the Convertible Preferred Stock comprised approximately 23% of the voting power of Encompass.

   Convertible Preferred Stock issuance costs approximating $3,750 are being amortized over the 12-year term of the Convertible Preferred Stock. The unamortized portion of these costs approximates $3,646 at June 30, 2000 and is recorded against mandatorily redeemable, convertible preferred stock in the accompanying consolidated condensed balance sheets.

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

   The Company evaluates performance based on income from operations before amortization expense of the respective operating segments prior to unallocated corporate expenses, merger and related charges, costs to exit certain activities and integration costs and restructuring and recapitalization charges. The presentation for 1999 has been conformed to the new measurement evaluation criteria after the Merger.

   Unallocated corporate expenses primarily include (1) corporate overhead, (2) corporate and operating company management bonuses, and (3) savings from national purchase agreements relating to materials and property/casualty insurance.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)

   As the Company has not yet completed the allocation of the purchase price consideration from the Merger to its individual operating companies, asset allocation by segment is not available at this time. Segment information for the three and six month periods ended June 30, 2000 and 1999 was as follows:

                                                                          Inter-
                          Electrical/Mechanical/                          Segment
                                Industrial       Residential Janitorial Elimination   Total
                          ---------------------- ----------- ---------- ----------- ----------
THREE MONTH PERIOD ENDED
 JUNE 30, 2000
Revenues................        $  947,265        $ 90,936    $ 66,898   $(14,870)  $1,090,229
Operating costs.........           873,480          80,167      61,460    (14,870)   1,000,237
                                ----------        --------    --------   --------   ----------
Segment operating
 earnings...............            73,785          10,769       5,438         --       89,992
                                ==========        ========    ========   ========
Goodwill amortization...                                                                (9,050)
Unallocated corporate
 expenses...............                                                                (6,750)
                                                                                    ----------
Income from operations..                                                            $   74,192
                                                                                    ==========
THREE MONTH PERIOD ENDED
 JUNE 30, 1999
Revenues................        $  378,731        $     --    $ 58,073   $     --   $  436,804
Operating costs.........           344,423              --      52,798         --      397,221
                                ----------        --------    --------   --------   ----------
Segment operating
 earnings...............            34,308              --       5,275         --       39,583
                                ==========        ========    ========   ========
Goodwill amortization...                                                                (3,804)
Restructuring and
 recapitalization
 charges................                                                                (8,020)
Unallocated corporate
 expenses...............                                                                (3,267)
                                                                                    ----------
Income from operations..                                                            $   24,492
                                                                                    ==========
SIX MONTH PERIOD ENDED
 JUNE  30, 2000
Revenues................        $1,532,051        $120,098    $131,467   $(14,870)  $1,768,746
Operating costs.........         1,417,716         106,654     122,008    (14,870)   1,631,508
                                ----------        --------    --------   --------   ----------
Segment operating
 earnings...............           114,335          13,444       9,459         --      137,238
                                ==========        ========    ========   ========
Goodwill amortization...                                                               (15,119)
Merger and related
 charges and costs to
 exit certain activities
 and integration costs..                                                               (20,000)
Unallocated corporate
 expenses...............                                                               (11,292)
                                                                                    ----------
Income from operations..                                                            $   90,827
                                                                                    ==========
SIX MONTH PERIOD ENDED
 JUNE 30, 1999
Revenues................        $  675,363        $     --    $112,283   $     --   $  787,646
Operating costs.........           614,415              --     103,053         --      717,468
                                ----------        --------    --------   --------   ----------
Segment operating
 earnings...............            60,948              --       9,230         --       70,178
                                ==========        ========    ========   ========
Goodwill amortization...                                                                (7,273)
Restructuring and
 recapitalization
 charges................                                                                (8,020)
Unallocated corporate
 expenses...............                                                                (6,426)
                                                                                    ----------
Income from
 operations.............                                                            $   48,459
                                                                                    ==========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

                                  (unaudited)


NOTE 8--Earnings Per Share

   The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six-month periods ended June 30, 2000 and 1999.

                                               Three Months      Six Months
                                              Ended June 30,   Ended June 30,
                                              ---------------- ----------------
                                               2000     1999    2000     1999
                                              -------  ------- -------  -------
Basic earnings per share:
  Net income................................. $28,415  $ 9,963 $18,841  $24,696
  Less: dividends/amortization of issuance
   costs on convertible preferred stock......  (4,758)      --  (6,796)      --
                                              -------  ------- -------  -------
  Net income available to common
   shareholders.............................. $23,657  $ 9,963 $12,045  $24,696
                                              =======  ======= =======  =======
  Weighted average shares outstanding--Basic
   (in thousands)............................  63,362   43,192  54,156   50,290
                                              -------  ------- -------  -------
  Net income per share--Basic................ $   .37  $   .23 $   .22  $   .49
                                              =======  ======= =======  =======
Diluted earnings per share:
  Net income available to common
   shareholders.............................. $23,657  $ 9,963 $12,045  $24,696
  Plus: interest expense on 7 1/2%
   convertible junior subordinated debentures
   and related amortization expense on debt
   issue costs net of applicable income
   taxes.....................................      --      785      --      785
  Plus: dividends/amortization of issuance
   costs on convertible preferred stock......   4,758       --      --       --
                                              -------  ------- -------  -------
  Net income on an as-if converted basis..... $28,415  $10,748 $12,045  $25,481
                                              =======  ======= =======  =======
  Weighted average shares outstanding--
   Diluted (in thousands)....................  81,926   47,862  54,274   53,737
                                              -------  ------- -------  -------
  Net income per share--Diluted.............. $   .35  $   .22 $   .22  $   .47
                                              =======  ======= =======  =======
Weighted average shares (in thousands):
  Weighted average shares outstanding--
   Basic.....................................  63,362   43,192  54,156   50,290
  Common stock equivalents from stock options
   and warrants..............................     117      122     118      234
  Contingently issuable shares...............      --      885      --    1,371
  Convertible preferred stock, on an as-if
   converted basis...........................  18,447       --      --       --
  Convertible junior subordinated debentures,
   on an as-if converted basis...............      --    3,663      --    1,842
                                              -------  ------- -------  -------
  Total weighted average shares outstanding--
   Diluted...................................  81,926   47,862  54,274   53,737
                                              =======  ======= =======  =======

   The Convertible Preferred Stock, which includes accumulated dividends, is convertible into approximately 18,777,365 shares of common stock and outstanding stock options and warrants to purchase 13,929,478 shares of common stock were outstanding as of June 30, 2000, but were not included in the computation of diluted earnings per share for the six months ended June 30, 2000 because the effect was anti-dilutive. Additionally, the convertible junior subordinated debentures were not included in the computation of diluted earnings per share for the six months ended June 30, 2000 because the effect was anti-dilutive. Outstanding stock options and warrants to purchase 7,694,330 shares of common stock as of June 30, 1999 were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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

   The Company has historically derived revenues from providing maintenance, repair and replacement services and new installation services for electrical, mechanical and other systems to electrical/mechanical/ industrial customers and providing janitorial and maintenance management services. The Merger allowed the Company to further expand its electrical and mechanical offerings and to provide maintenance, repair and replacement services and new installation services for residential customers.

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

                             RESULTS OF OPERATIONS

   Three months ended June 30, 2000 compared to the three months ended June 30, 1999

   Revenues. Revenues increased $653.4 million, or 150%, to $1,090.2 million for the three months ended June 30, 2000 from $436.8 million for the three months ended June 30, 1999. This increase in revenues is attributable to the following:

  . $534.6 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in connection with the Merger.

  . $51.0 million relates to the incremental revenues contributed in the three months ended June 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the three months ended June 30, 1999.

  . $59.0 million relates to internal growth in the electrical/mechanical/ industrial group. This increase primarily relates to volume increases in the Arizona, Colorado, Wisconsin and Texas markets.

  . $8.8 million relates to internal growth in the janitorial group.

   Gross profit. Gross profit increased $112.7 million, or 131% to $198.8 million for the three months ended June 30, 2000 from $86.1 million for the three months ended June 30, 1999. This increase in gross profit is attributable to the following:

  . $101.7 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in connection with the Merger.

  . $11.0 million relates to the incremental gross profit contributed in the three months ended June 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the three months ended June 30, 1999.

  . $1.4 million relates to lower materials and equipment costs due to increased purchasing synergies.

   Partially offsetting the above increases was a $1.4 million decrease related primarily to economic softness in the Southeastern United States offset by volume increases in the Arizona, Colorado, Wisconsin and Texas markets.

   Gross profit margin decreased to 18.2% for the three months ended June 30, 2000 compared to 19.7% for the three months ended June 30, 1999. This decline resulted from a local management focus on achieving targeted growth levels that drove significant revenue growth at the expense of margin preservation.

   Selling, general and administrative expenses. Selling, general and administrative expenses, excluding restructuring and recapitalization charges and goodwill amortization, increased $65.8 million, or 132% to $115.6 million for the three months ended June 30, 2000 from $49.8 million for the three months ended June 30, 1999. This increase in these expenses is attributable to the following:

  . $57.1 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in connection with the Merger.

  . $5.3 million relates to the incremental selling, general and administrative expense incurred in the three months ended June 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the three months ended June 30, 1999.

  . $5.0 million relates to incremental corporate overhead, net of certain insurance synergies recorded at the corporate level, resulting from the acquisition of GroupMAC.

   Partially offsetting the above increases was a $1.6 million decrease related to lower field location overhead costs due to increased efficiencies in the second quarter of 2000.

   As a percentage of revenues, selling, general and administrative expense, excluding restructuring and recapitalization charges and goodwill amortization, decreased to 10.6% for the three months ended June 30, 2000 from 11.4% for the three months ended June 30, 1999. This decrease is a result of leveraging corporate, regional and operating unit overhead over a larger revenue base.

   Goodwill amortization. Goodwill amortization for the three months ended June 30, 2000 increased $5.3 million, or 138%, to $9.1 million from $3.8 million for the three months ended June 30, 1999. This increase primarily relates to (1) the GroupMAC operating locations that were acquired in connection with the Merger and (2) the companies acquired during or subsequent to the three months ended June 30, 1999.

   Other income and expense. Changes in other income and expense activity is primarily a result of net interest expense increasing $16.5 million to $22.9 million for the three months ended June 30, 2000 from $6.4 million for the three months ended June 30, 1999. This change is the result of the Company having significantly less debt outstanding during the three months ended June 30, 1999. As of June 30, 1999, the Company had $510.9 million of debt outstanding from the acquisitions and the tender offer that occurred during the first six months of 1999. This compares to $984.2 million at June 30, 2000 as a result of the Merger and increased working capital levels needed to support strong internal growth during the second quarter of 2000.


   Income tax provision. The income tax provision increased $14.8 million to $23.1 million for the three months ended June 30, 2000 from $8.2 million for the three months ended June 30, 1999. This increase primarily relates to a corresponding increase of $33.3 million in pre-tax income for the same period. The effective tax rate was 44.8% and 45.2% for the three months ended June 30, 2000 and 1999, respectively. The effective tax rate exceeds the Company's statutory federal and state tax rate primarily due to non-deductible goodwill amortization. The overall decrease in the effective tax rate results from certain income tax strategies, including structuring seven of the Company's acquisitions as taxable asset acquisitions, resulting in the deductibility of goodwill for these entities.

                             RESULTS OF OPERATIONS

   Six months ended June 30, 2000 compared to the six months ended June 30,
1999

   Revenues. Revenues increased $981.1 million, or 125% to $1,768.7 million for the six months ended June 30, 2000 from $787.6 million for the six months ended June 30, 1999. This increase in revenues is attributable to the following:

  . $713.0 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in connection with the Merger.

  . $88.9 million relates to the incremental revenues contributed in the six months ended June 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the six months ended June 30, 1999.

  . $160.0 million relates to internal growth in the electrical/mechanical/industrial group. This increase primarily relates to volume increases in the California, Arizona, Colorado, Wisconsin and Texas markets.

  . $19.2 million relates to internal growth in the janitorial group.

   Gross profit. Gross profit increased $163.4 million, or 105% to $319.6 million for the six months ended June 30, 2000 from $156.2 million for the six months ended June 30, 1999. This increase in gross profit is attributable to the following:

  . $133.8 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in connection with the Merger.

  . $18.8 million relates to the incremental gross profit contributed in the six months ended June 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the six months ended June 30, 1999.

  . $7.5 million relates to internal growth in the electrical/mechanical/industrial group. This increase primarily relates to volume increases in the Arizona, Colorado, Wisconsin and Texas markets, offset by economic softness in the Southeastern United States and losses from two particular jobs in a California location.

  . $1.6 million relates to internal growth in the janitorial group.

  . $1.7 million relates to lower materials and equipment costs due to increased purchasing synergies.

   Gross profit margin decreased to 18.1% for the six months ended June 30, 2000 compared to 19.8% for the six months ended June 30, 1999. This decline resulted from a local management focus on achieving targeted growth levels that drove significant revenue growth at the expense of margin preservation. In addition, management believes that the Merger during the six months ended June 30, 2000 caused a significant amount of distraction among the operating leadership of the Company.

   Selling, general and administrative expenses. Selling, general and administrative expenses, excluding merger and related charges, costs to exit certain activities and integration costs, goodwill amortization and restructuring and recapitalization charges increased $101.2 million, or 109% to $193.7 million for the six months ended June 30, 2000 from $92.5 million for the six months ended June 30, 1999. This increase in these expenses is attributable to the following:

  . $77.0 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in connection with the Merger.

  . $9.4 million relates to the incremental selling, general and administrative expense incurred in the six months ended June 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the six months ended June 30, 1999.

  . $7.8 million relates to internal growth in the electrical/mechanical/industrial group. This increase primarily relates to supporting the revenue growth in the Texas, Florida, Arizona and Colorado markets.

  . $7.0 million relates to incremental corporate overhead, net of certain insurance synergies recorded at the corporate level, resulting from the acquisition of GroupMAC.

   As a percentage of revenues, selling, general and administrative expense, excluding merger and related charges, costs to exit certain activities and integration costs, goodwill amortization and restructuring and recapitalization charges decreased to 10.9% for the six months ended June 30, 2000 from 11.7% for the six months ended June 30, 1999. This decrease is a result of leveraging corporate, regional and operating unit overhead over a larger revenue base.

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

   Costs to exit certain activities and integration costs. During the six months ended June 30, 2000, the Company recorded $12.2 million of costs and expenses related to the shutdown of certain operations, the reorganization of other operations and integration efforts resulting from the Merger. These costs are more fully described in Note 3 to the Notes to Consolidated Condensed Financial Statements included herein.

   Goodwill amortization. Goodwill amortization for the six months ended June 30, 2000 increased $7.8 million, or 108%, to $15.1 million from $7.3 million for the six months ended June 30, 1999. This increase primarily relates to (1) the GroupMAC operating locations that were acquired in connection with the Merger and (2) the companies acquired during or subsequent to the six months ended June 30, 1999.

   Restructuring and recapitalization charges. Restructuring and recapitalization charges were $8.0 million for the six months ended June 30, 1999. These charges included $2.8 million relating to compensation expense for stock options exercised and the underlying shares of common stock repurchased in the Company's recapitalization plan, and $5.2 million of restructuring charges pertaining to the relocation of the Company's then existing corporate headquarters and integration of the janitorial and maintenance management operations.

   Other income and expense. Other income and expense activity can be summarized as follows:

  . Net interest expense increased $35.4 million to $39.4 million for the six months ended June 30, 2000 from $4.0 million for the six months ended June 30, 1999. This change is the result of the Company having significantly less debt outstanding during the six months ended June 30, 1999. As of June 30, 1999 the Company had $510.9 million of debt outstanding from the acquisitions and the tender offer that occurred during the first six months of 1999. This compares to $984.2 million at June 30, 2000 as a result of the Merger and increased working capital levels needed to support strong internal growth during the second quarter of 2000.

  . The loss on sale of marketable securities relates to the sale of a marketable security held by one of the Company's subsidiaries during the first quarter of 2000.

   Income tax provision. The income tax provision increased $4.1 million to $24.2 million for the six months ended June 30, 2000 from $20.2 million for the six months ended June 30, 1999. This increase primarily relates to the Merger offset by related charges, the costs to exit certain activities and integration costs and a loss on sale of marketable securities incurred during the first quarter of 2000. Excluding these charges and the non-recurring recapitalization and restructuring charges incurred in the second quarter of 1999, the income tax provision increased $9.1 million for the six months ended June 30, 2000, which corresponds with the pre-tax income increase of $19.3 million that results before such charges. Excluding these charges, the effective tax rate was 44.8% and 44.0% for the six months ended June 30, 2000 and 1999, respectively. The effective tax rate exceeds the Company's statutory federal and state tax rate primarily due to non-deductible goodwill amortization.

   Extraordinary loss, net of tax. The net of tax extraordinary loss of $8.1 million for the six months ended June 30, 2000 relates to the write-off of deferred debt issue costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were refinanced in connection with the Merger. These costs are more fully described in Note 3 to the Notes to Consolidated Condensed Financial Statements included herein.

Seasonality and Cyclicality

   The mechanical and electrical industry is subject to seasonal variations. Specifically, the demand for new installations is generally lower during the winter months due to reduced construction activities during inclement weather. Demand for mechanical and electrical services is generally higher in the second and third quarters. Accordingly, the Company expects its revenues and operating results generally will be lower in the first and, to a lesser degree, fourth quarters. Historically, the construction industry has been highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

   A substantial portion of the Company's business involves installation of mechanical and electrical systems in newly constructed commercial, industrial and residential facilities. Revenues from new installation services in the residential market are dependent upon the level of housing starts in the areas in which the Company operates. The housing industry is cyclical, and the Company's revenues from residential new installation will be affected by the factors that affect the housing industry. These factors include changes in employment and income levels, the availability and cost of financing for new home buyers and general economic conditions. The level of new commercial and industrial installation services is also affected by changes in economic conditions and interest rates. General downturns in housing starts or new commercial and industrial construction in the areas in which the Company operates could have a material adverse effect on the Company's business, including its financial condition and results of operations.

Inflation

   Inflation did not have a significant effect on the results of operations of the Company for the three and six month periods ended June 30, 2000 and 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations and growth from proceeds from Building One's initial public offering, internally generated working capital and borrowings from commercial banks or other lenders. These borrowings are generally secured by the accounts receivable and inventory of the Company.

   In connection with the Merger, the Company entered into a new $800 million credit facility (the "New Credit Agreement") and borrowed funds under the new facility to repay (i) borrowings of Building One under its $350 million credit facility, (ii) $130 million of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its revolving credit facility. The New Credit Agreement, which is with a syndicate of banks led by Bank of America, N.A. and Chase Bank of Texas, National Association (as Administrative Agent and Syndication Agent, respectively) was expanded to $900 million during the second quarter of 2000, and includes a $500 million revolving credit facility (the "Revolving Credit Facility"), a $130 million term loan, a $170 million term loan and a $100,000 institutional term loan (the "Term Credit Facilities"). Debt under the New Credit Agreement bears interest at variable rates, as defined. Under the New Credit Agreement, Encompass is required to maintain (1) a minimum Fixed Charge Coverage Ratio; (2) a maximum ratio of senior debt to pro forma EBITDA (as defined); (3) a maximum ratio of Funded Debt (as defined) to EBITDA (as defined); (4) a minimum amount of Consolidated Net Worth (as defined); and (5) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At June 30, 2000, the Company was in compliance with those and all other affirmative and negative covenants required under the New Credit Agreement. To date, neither the terms of the New Credit Agreement and the indenture pursuant to which the senior subordinated notes were issued nor the debt represented thereby have materially restricted the Company's ability to finance future operations or capital needs or to respond to changes in the Company's business or competitive activity.

   As of August 11, 2000, borrowings under the New Credit Agreement were $759.0 million, providing capacity under the New Credit Agreement of approximately $135.6 million.

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

   The Company's primary requirements for capital consist of funding contingent purchase price obligations from prior acquisitions, making select strategic investments in businesses and purchasing vehicles, inventory and supplies used in the operation of the business. During the six months ended June 30, 2000 and 1999, capital expenditures aggregated $19.7 million and $13.0 million, respectively. The Company anticipates that its cash flow from operations and its existing credit facility will provide cash in excess of its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

   For the six months ended June 30, 2000 and 1999, the Company generated $1.4 million and used $6.5 million of cash from operating activities, respectively. For the six months ended June 30, 2000, net income, depreciation, amortization, write-off of deferred financing costs, impairment charges related to property and equipment, loss on sale of marketable securities and other items generated $60.6 million and changes in asset and liability accounts utilized a net $59.2 million. For the six months ended June 30, 1999, net income, depreciation, amortization and other items generated $41.0 million and changes in asset and liability accounts utilized a net $47.5 million.

   For the six months ended June 30, 2000, the Company used $49.0 million of cash in investing activities. These activities principally consisted of $30.7 million paid for acquisitions, net of cash acquired, $19.7 million used for capital expenditures and $2.0 million used for a strategic investment. Partially offsetting this amount was $2.4 million received from a sale of marketable securities. For the six months ended June 30, 1999, the Company used $101.2 million of cash in investing activities. These activities principally consisted of $88.1 million for acquisitions and $13.0 million for capital expenditures.

   For the six months ended June 30, 2000, the Company generated $50.7 million of cash from financing activities. These activities principally consisted of issuance of preferred stock, net of issuance costs, of $146.3 million, retirement of GroupMAC common stock of $150.0 million, proceeds from long-term debt of $934.4 million, payments of long term debt of $868.0 million and payment of debt issuance costs of $11.9 million. For the six months ended June 30, 1999, the Company used $87.4 million of cash from financing activities. These activities principally consisted of proceeds from long-term debt of $504.6 million, payment of debt issuance costs of $22.2 million, cash used to repurchase common stock of $564.4 million and payments of long term debt of $5.5 million.

   In conjunction with prior acquisitions, the Company entered into contingent consideration agreements. For the six months ended June 30, 2000, $29.1 million and 304,877 shares have been earned related to contingent consideration and final purchase price settlements.

   The Company currently estimates that $42.0 million of additional contingent consideration will become payable in 2000 through 2002, of which approximately $24.0 million is estimated to be payable in cash, however, management has the option to increase the cash component of the contingent consideration under the terms of the respective acquisition agreements.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in fair value on the hedged item in the statement of operations or be recognized in other comprehensive income, depending on the nature of the hedging relationship, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement, as amended, is effective for all fiscal years beginning after June 15, 2000. Under present conditions, this statement will have no impact on the Company's financial position or results of operations.

   The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"), in March 2000. This interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, among other issues, addresses the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 affecting the Company are effective July 1, 2000 and will be applied prospectively to the extent that transactions are entered into that are governed by this interpretation.

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

                                                                                         Fair
                                                                                       Value at
                                                                                       June 30,
                           2000    2001   2002   2003    2004   Thereafter     Total     2000
                          ------  ------ ------ ------  ------  ----------    -------- --------
Revolving Credit
 Facility...............      --      --     --     --      --   $381,750     $381,750 $381,750
 Average Rate...........                                               (a)
Term Credit Facilities..  $2,250  $4,000 $4,000 $4,000  $4,000   $380,250     $398,500 $398,500
 Average Rate...........                                               (a)
Senior Subordinated
 Notes..................      --      --     --     --      --   $200,000     $200,000 $170,000
 Average Rate...........                                             10.9%(b)
Junior Subordinated
 Notes..................      --      --     -- $1,613  $2,500         --     $  4,113 $  4,113
 Average Rate...........                           6.0%    7.5%
Fixed Rate Debt.........  $3,795      --     --     --      --         --     $  3,795 $  3,795
 Average Rate...........     8.1%

--------
(a) Borrowings under the Revolving Credit Facility and the Term Credit Facilities bear interest at a rate per annum, at the Company's option, of either (1) the Alternate Base Rate or (2) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate, plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA (with all capitalized terms as defined in the New Credit Agreement). The Eurodollar Rate is the rate defined in the New Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA. At June 30, 2000, the weighted average interest rate in effect for the Revolving Credit Facility and the Term Credit Facilities, including amortization of related debt issuance costs, was 8.46% and 9.38%, respectively.
(b) The Senior Subordinated Notes are unsecured, mature May 1, 2009 and bear interest at 10.5% payable semi-annually. These notes were issued at 97.746%, or a discount of $4.5 million, which is being amortized over the term of the notes. In addition, there are approximately $8.4 million in related debt issuance costs which are being amortized to interest expense over the ten year life of the notes. The collective effect of the discount and debt issue costs increases the effective interest rate to 10.9%.

                                    PART II

                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   Encompass held its Annual Meeting of Shareholders on May 25, 2000 (the "Annual Meeting") for the purpose of electing three directors and approving the appointment of independent public accountants for the year 2000. The following summarizes the shareholder voting results:

     (a) Election of directors for a term to expire at the year 2001 Annual Meeting of Shareholders:

                            For     Withheld
                         ---------- ---------
       Scott Kleinman    62,006,912 1,162,952
       M. Jude Reyes     62,058,666 1,111,198
       John M. Sullivan  62,076,661 1,093,203

   Directors whose terms of office continued after the Annual Meeting include Andrew Africk, Vincent W. Eades, Michael Gross, Joseph M. Ivey, William P. Love, Jr., Donald L. Luke, J. Patrick Millinor, Jr. and Lucian L. Morrison.

     (b) Approval of the appointment of KPMG LLP as independent accountants for Encompass for the year 2000:

                                                                                        Broker
          For                Against                     Abstained                     Non-Vote
       ----------            -------                     ---------                     --------
       62,272,002            333,533                      564,329                        -0-

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

 Exhibit No.                       Description of Exhibit
 -----------                       ----------------------
      2      --None.
      3.1*   --Certificate of Merger dated February 22, 2000 merging Building
              One Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated
              Articles of Incorporation of Encompass) (Exhibit 3.1 to
              Encompass' Annual Report on Form 10-K for the fiscal year ended
              December 31, 1999, File No. 1-13565).
      3.2*   --Statement of Designation dated February 15, 2000 relating to the
              7.25% Convertible Preferred Stock of Encompass (Exhibit 3.2 to
              Encompass' Annual Report on Form 10-K for the fiscal year ended
              December 31, 1999, File No. 1-13565).
      3.3*   --By-laws of Encompass, as amended (Exhibit 3.2 to Encompass'
              Annual Report on Form 10-K/A for the fiscal year ended December
              31, 1998, File No. 1-13565).
      4      --None.
     10.1    --First Amendment dated effective as of March 23, 2000 to Credit
              Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, Chase Bank of Texas, National
              Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein.
     10.2    --Second Amendment dated effective as of May 10, 2000 to Credit
              Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, Chase Bank of Texas, National
              Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein.

 Exhibit No.   Description of Exhibit
 -----------   ----------------------
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

                                          Encompass Services Corporation

Date: August 14, 2000
                                              /s/ Darren B. Miller
                                          -------------------------------------
                                                  Darren B. Miller
                                     Senior Vice President and Chief Financial
                                                       Officer
                                           (principal financial officer)

Date: August 14, 2000
                                               /s/ Daniel W. Kipp
                                          -------------------------------------
                                                   Daniel W. Kipp
                                        Senior Vice President, Treasurer and
                                              Chief Information Officer
                                           (principal accounting officer)