Form 10-Q
period 2000-09-30
ENCOMPASS SERVICES CORP
filed 2000-11-14
CIK 1039690

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

               For the quarterly period ended September 30, 2000

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

   Common Stock, par value $0.001 per share; 63,532,975 shares outstanding as of October 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I Financial Information
 Item 1. Financial Statements.............................................   1
   General Information....................................................   1
   Consolidated Condensed Balance Sheets..................................   2
   Consolidated Condensed Statements of Operations........................   3
   Consolidated Condensed Statement of Shareholders' Equity...............   4
   Consolidated Condensed Statements of Cash Flows........................   5
   Notes to Consolidated Condensed Financial Statements...................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  15
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  23
Part II Other Information
 Item 1. Legal Proceedings................................................   *
 Item 2. Changes in Securities and Use of Proceeds........................   *
 Item 3. Defaults Upon Senior Securities..................................   *
 Item 4. Submission of Matters to a Vote of Security Holders..............   *
 Item 5. Other Information................................................   *
 Item 6. Exhibits and Reports on Form 8-K.................................  24

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

   On February 22, 2000, Building One ("Building One") was merged with and into GroupMAC ("GroupMAC") (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation. As a result of the Merger, the Company is approximately twice the size of each of GroupMAC and Building One and has the capability of providing mechanical, electrical and janitorial services, either alone or in combination with another service, in more locations than either constituent company could perform on its own. For additional information concerning the Merger, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Note 2 to the Consolidated Condensed Financial Statements.

   The Merger was accounted for as a "reverse acquisition" under generally accepted accounting principles and, accordingly, the financial statements and other information included herein for periods prior to the Merger reflect the historical results of Building One rather than GroupMAC.

   In connection with the Merger, Encompass issued to affiliates of Apollo Management, L.P. approximately $256 million of 7.25% Convertible Preferred Stock in exchange for $150 million in cash and approximately $106 million aggregate principal amount of Building One convertible junior subordinated debentures. Based upon the current conversion price of $14.00 per share, the preferred stock is convertible into approximately 18.8 million shares of Encompass common stock, representing approximately 23% of the voting power of Encompass. Encompass used the cash proceeds from the issuance of the Convertible Preferred Stock to fund obligations pursuant to the rights of former GroupMAC shareholders to elect to receive in the Merger cash for up to 50% of their shares of Encompass common stock at $13.50 per share, subject to proration. The cash election was over-subscribed, resulting in a cancellation of 11,052,377 shares of Encompass common stock.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands, except par value)
                                  (Unaudited)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................   $    1,779    $   17,085
  Marketable securities............................           --         2,275
  Accounts receivable, net.........................      985,934       400,326
  Inventories......................................       32,276        10,324
  Costs and estimated earnings in excess of
   billings on uncompleted contracts...............      135,888        59,418
  Deferred tax assets..............................       14,704         4,168
  Refundable income taxes..........................           --         1,757
  Prepaid expenses and other current assets........       43,449        13,260
                                                      ----------    ----------
    Total current assets...........................    1,214,030       508,613
Property and equipment, net........................      122,442        63,288
Goodwill and other intangible assets, net..........    1,345,052       713,346
Deferred debt issue costs..........................       17,927        20,411
Other assets.......................................       13,230         8,096
                                                      ----------    ----------
    Total assets...................................   $2,712,681    $1,313,754
                                                      ==========    ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities of
   long term debt..................................   $    7,065    $    7,950
  Accounts payable.................................      269,482       107,319
  Billings in excess of costs and estimated
   earnings on uncompleted contracts...............      229,451        86,122
  Due to related parties...........................       19,790        10,290
  Accrued compensation.............................      101,463        39,873
  Income tax payable...............................        2,261            --
  Accrued liabilities..............................       82,814        36,628
                                                      ----------    ----------
    Total current liabilities......................      712,326       288,182
Revolving credit facility..........................      388,150       166,500
Term credit facilities.............................      393,250       124,063
Senior subordinated notes, net of unamortized
 discount..........................................      196,131       195,793
Junior subordinated notes..........................        4,113            --
Convertible junior subordinated debentures.........           --       105,103
Deferred tax liabilities...........................        8,223         2,085
Other liabilities..................................       14,207         3,271
Commitments and contingencies
Mandatorily redeemable convertible preferred stock,
 $0.001 par value, 50,000 shares authorized, 256
 and zero shares issued and outstanding,
 respectively......................................      252,623            --
Shareholders' equity:
  Common stock, $.001 par value, 100,000 shares
   authorized, 63,381 and 35,135 shares issued and
   outstanding, respectively                                  63            35
  Additional paid-in capital.......................      621,055       329,118
  Retained earnings................................      122,540       100,317
  Accumulated other comprehensive loss.............           --          (713)
                                                      ----------    ----------
    Total shareholders' equity.....................      743,658       428,757
                                                      ----------    ----------
    Total liabilities and shareholders' equity.....   $2,712,681    $1,313,754
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                  --------------------  ----------------------
                                     2000       1999       2000        1999
                                  ----------  --------  ----------  ----------
Revenues........................  $1,167,512  $477,875  $2,936,258  $1,265,521
Cost of services................     979,609   379,900   2,428,759   1,011,305
                                  ----------  --------  ----------  ----------
  Gross profit..................     187,903    97,975     507,499     254,216
Selling, general and
 administrative expenses........     123,861    53,375     317,511     145,863
Merger and related charges......          --        --       7,800          --
Costs to exit certain activities
 and integration costs..........          --        --      12,200          --
Amortization of goodwill and
 other intangibles..............       9,050     4,238      24,169      11,511
Restructuring and
 recapitalization charges.......          --        --          --       8,020
                                  ----------  --------  ----------  ----------
  Income from operations........      54,992    40,362     145,819      88,822
Other income (expense):
  Interest income...............         275       468         558       4,674
  Interest expense..............     (24,031)  (13,062)    (63,717)    (21,279)
  Loss on sale of marketable
   securities...................          --        --      (1,018)         --
  Other, net....................        (394)     (270)        327         128
                                  ----------  --------  ----------  ----------
Income before income tax
 provision......................      30,842    27,498      81,969      72,345
Income tax provision............      15,821    12,110      40,050      32,261
                                  ----------  --------  ----------  ----------
Income before extraordinary
 loss...........................      15,021    15,388      41,919      40,084
Extraordinary loss, net of tax..          --        --      (8,057)         --
                                  ----------  --------  ----------  ----------
Net income......................      15,021    15,388      33,862      40,084
Less convertible preferred stock
 dividends......................      (4,843)       --     (11,639)         --
                                  ----------  --------  ----------  ----------
Net income available to common
 shareholders...................  $   10,178  $ 15,388  $   22,223  $   40,084
                                  ==========  ========  ==========  ==========
Basic earnings per share:
  Income before extraordinary
   loss.........................  $      .16  $    .48  $      .52  $      .91
  Extraordinary loss, net of
   tax..........................          --        --        (.14)         --
                                  ----------  --------  ----------  ----------
  Net income....................  $      .16  $    .48  $      .38  $      .91
                                  ==========  ========  ==========  ==========
  Weighted average shares
   outstanding..................      64,782    32,039      58,497      44,139
                                  ==========  ========  ==========  ==========
Diluted earnings per share:
  Income before extraordinary
   loss.........................  $      .16  $    .43  $      .52  $      .87
  Extraordinary loss, net of
   tax..........................          --        --        (.14)         --
                                  ----------  --------  ----------  ----------
  Net income....................  $      .16  $    .43  $      .38  $      .87
                                  ==========  ========  ==========  ==========
  Weighted average shares
   outstanding..................      64,946    38,567      58,612      48,625
                                  ==========  ========  ==========  ==========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the nine months ended September 30, 2000
                                (In thousands)
                                  (Unaudited)

                             Common Stock                          Accumulated
                          ------------------ Additional               Other         Total         Total
                            Shares            Paid-in-  Retained  Comprehensive Shareholders' Comprehensive
                          Outstanding Amount  Capital   Earnings      Loss         Equity        Income
                          ----------- ------ ---------- --------  ------------- ------------- -------------
Balance, December 31,
 1999...................      28,108  $   28  $329,125  $100,317   $      (713)  $  428,757
Adjustment to convert
 Building One shares to
 Encompass shares.......       7,027       7        (7)       --            --           --
                           ---------  ------  --------  --------   -----------   ----------
Restated balance,
 December 31, 1999......      35,135  $   35  $329,118  $100,317   $      (713)  $  428,757
Acquisition of
 GroupMAC...............      27,909      28   282,404        --            --      282,432
Exercise of options.....           5      --        22        --            --           22
Shares purchased in
 Employee Stock Purchase
 Plan...................         117      --       542        --            --          542
Common stock issued or
 to be issued in
 acquisitions...........         399      --    10,028        --            --       10,028
Shares received in
 settlement of
 litigation.............        (184)     --    (1,059)       --            --       (1,059)
Net income..............          --      --        --    33,862            --       33,862    $   33,862
Convertible preferred
 stock dividends........          --      --        --   (11,639)           --      (11,639)
Reclassification
 adjustment, net of
 other comprehensive
 loss realized in net
 income.................          --      --        --        --           713          713           713
                                                                                               ----------
Total comprehensive
 income.................                                                                       $   34,575
                           ---------  ------  --------  --------   -----------   ----------    ==========
Balance, September 30,
 2000...................      63,381  $   63  $621,055  $122,540   $        --   $  743,658
                           =========  ======  ========  ========   ===========   ==========


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------
Cash flows from operating activities:
  Net income............................................. $   33,862  $ 40,084
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization........................     46,888    22,436
    Compensation expense related to options exercised....         --     2,629
    Extraordinary loss, net of tax.......................      8,057        --
    Impairment of property and equipment.................      1,700        --
    Loss on sale of marketable securities................      1,018        --
    Other................................................      2,702        --
    Changes in operating assets and liabilities:
      Accounts receivable................................   (232,519)  (70,729)
      Costs and estimated earnings in excess of billings
       on uncompleted contracts..........................    (19,132)  (14,873)
      Prepaid expenses and other current assets..........     (1,164)   (9,928)
      Billings in excess of costs and estimated earnings
       on uncompleted contracts..........................     78,254    12,828
      Accounts payable and accrued liabilities...........     68,160    22,668
      Change in other assets and liabilities.............     18,416       981
                                                          ----------  --------
        Net cash provided by operating activities........      6,242     6,096
                                                          ----------  --------
Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired.......    (45,759) (131,037)
  Purchases of property and equipment....................    (32,947)  (19,656)
  Proceeds on sale of equipment..........................      3,600       362
  Proceeds from sale of marketable securities............      2,422        --
  Cost basis investments.................................     (4,520)       --
  Other..................................................         --       (28)
                                                          ----------  --------
        Net cash used in investing activities............    (77,204) (150,359)
                                                          ----------  --------
Cash flows from financing activities:
  Issuance of preferred stock, net of issuance costs.....    146,250        --
  Retirement of GroupMAC common stock in the Merger......   (150,000)       --
  Payments on long-term debt............................. (1,160,476)  (18,072)
  Proceeds from long-term debt...........................  1,231,270   549,875
  Payment of debt issuance costs.........................    (11,952)  (22,219)
  Repurchase of common stock including related expenses..         --  (564,407)
  Distribution to Minority Shareholders..................         --      (842)
  Proceeds from issuance of stock under employee stock
   purchase and stock option plans.......................        564     1,354
                                                          ----------  --------
        Net cash provided by (used in) financing
         activities......................................     55,656   (54,311)
                                                          ----------  --------
Net decrease in cash and cash equivalents................    (15,306) (198,574)
Cash and cash equivalents, beginning of period...........     17,085   213,096
                                                          ----------  --------
Cash and cash equivalents, end of period................. $    1,779  $ 14,522
                                                          ==========  ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid.......................................... $   60,967  $  6,445
  Income taxes paid......................................     22,292    41,777

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)
                                  (Unaudited)


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

   GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquiror and, accordingly, the Merger was accounted for as a "reverse acquisition". Under this method of accounting, Encompass' historical results for periods prior to the Merger are the same as Building One's historical results. The consolidated condensed statement of shareholders' equity has been converted from Building One's capital structure to the Company's capital structure to reflect the exchange of shares pursuant to the Merger. All share and per share information has been restated to reflect the exchange ratio on a retroactive basis. See
Note 2 for discussion of the Merger.

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

   Certain amounts recorded in the three and nine month periods ended September 30, 1999 and at December 31, 1999, have been reclassified to conform with the current period presentation.

NOTE 2--Merger and Related Transactions

   As noted above, on February 22, 2000, the shareholders of GroupMAC and Building One approved a merger of the two companies. Under the terms of the Merger, each outstanding share of Building One common stock was converted into
1.25 shares of GroupMAC common stock. As part of the Merger, GroupMAC shareholders could elect to receive cash for up to 50% of their shares of Encompass common stock at $13.50 per share, subject to proration. As a result of this election, 11,052,377 shares of Encompass common stock were canceled in the Merger.

   Concurrent with the closing of the Merger, affiliates of Apollo Management, L.P. ("Apollo") exchanged approximately $106,191 of Building One convertible junior subordinated debentures and $150,000 in cash for 256,191 shares of Encompass Convertible Preferred Stock. See Note 6 for further discussion of the Convertible Preferred Stock. The cash proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger discussed above.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                  (Unaudited)


   On February 22, 2000, Encompass entered into a new credit agreement to provide a total of $800,000 in financing. The proceeds of this new credit agreement were used to refinance the existing revolving credit facilities of GroupMAC and Building One, as well as GroupMAC's senior subordinated notes. See
Note 4 for further discussion of the new credit agreement.

   The Merger has been accounted for as a purchase under generally accepted accounting principles. The purchase consideration for the Merger has been calculated as follows (in thousands, except per share amounts):

                                                              Common   Warrants/
                                                              Stock     Options
                                                             --------  ---------
   GroupMAC shares, options and warrants outstanding or due
    at date of the Merger..................................    38,961     5,358
   Shares canceled in the cash election feature............   (11,052)      (76)
                                                             --------  --------
   Shares issued or due at date of the Merger..............    27,909     5,282
   Building One five-day share price average with 11/03/99
    as midpoint/Black-Scholes option valuation, adjusted
    for the 1.25 exchange ratio of the Merger..............  $   9.06  $   5.60
                                                             --------  --------
   Fair value of shares, options and warrants issued.......  $252,850  $ 29,582
                                                             ========  ========
   Total value of shares, options and warrants issued......            $282,432
   Add: transaction costs..................................               7,358
                                                                       --------
   Total purchase consideration............................            $289,790
                                                                       ========

   The total consideration has been allocated to the assets and liabilities of GroupMAC based on certain estimates of fair values. Identifiable intangible assets of approximately $18,000 primarily relate to workforce and customer lists. Preliminary goodwill of approximately $569,607 is being amortized over 40 years. The purchase price allocation is subject to change based on the final determination of the fair value of GroupMAC's net assets on the effective date of the Merger. Management does not believe the final purchase price allocation will differ materially from the preliminary purchase price allocation.

   The following unaudited pro forma combined income statement data utilize the financial information of GroupMAC and Building One for the periods indicated, which give effect to the Merger and the acquisitions made by each company during 1999 including amounts owed in connection with those acquisitions, as if the Merger and all of the acquisitions were effective as of the period being presented.

                                                     Pro Forma Data
                                           -----------------------------------
                                           Three Months    Nine Months Ended
                                               Ended         September 30,
                                           September 30, ---------------------
                                               1999         2000       1999
                                           ------------- ---------- ----------
Revenues..................................  $  969,741   $3,224,263 $2,680,672
Net income................................      31,073       47,615     75,091
Net income available to common
 shareholders.............................      26,230       33,196     60,672
Net income per share:
  Basic...................................  $      .42   $      .51 $      .96
  Diluted.................................         .38          .51        .91

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                  (Unaudited)


   Significant pro forma adjustments included in the amounts above consist of
(i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of March 31, 2000 had been outstanding for the first quarter of 2000 and for the interim periods of 1999 at interest rates in effect on March 31, 2000, (iv) the issuance of the Convertible Preferred Stock concurrent with the Merger and (v) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the Merger and the acquisitions were outstanding from the beginning of the periods presented.

NOTE 3--Charges Associated with Merger Transaction and Restructuring

   Merger and Related Charges

   In connection with the Merger and related transactions, the Company has recorded costs and expenses related to the extinguishment of Building One's existing financing arrangements, severance and office closing costs and other exit activities costs. These costs and expenses are included in the consolidated condensed statements of operations for the nine months ended September 30, 2000 as follows:

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
                                                                        ------
       Net of tax impact............................................... $4,797
                                                                        ------
   Extraordinary Items:
     Deferred debt issue costs on Building One convertible debt........ $4,367
     Deferred debt issue costs on Building One existing revolving and
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
                                                                        ------
       Net of tax impact............................................... $8,057
                                                                        ======

   The severance and office closing costs relate to the closing of Building One's corporate headquarters in Minnetonka, MN and the resulting consolidation with the GroupMAC corporate office in Houston, TX. As a result of this plan, the Company incurred severance costs for substantially all of the employees in the Building One corporate office, identified certain assets which are no longer of service and incurred lease termination costs. Severance costs covered 20 employees, all of which have been terminated as of September 30, 2000.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                  (Unaudited)


   The following table is a reconciliation of the cash portion of the reserve related to the severance and office closing costs incurred through September 30, 2000. The total disposition of assets and other costs include approximately $400 of non-cash related charges. The reconciliation below reflects the accruals recorded and payments applied since establishing the provision.

                                                                  Balance at
                                                Total            September 30,
                                               Reserve Payments      2000
                                               ------- --------  -------------
   Severance and office closing costs:
     Severance................................ $6,100  $ (5,798)  $      302
     Office closing costs.....................  1,000      (419)         581
     Disposition of assets and other exit
      activities costs........................    300       (29)         271
                                               ------  --------   ----------
       Total.................................. $7,400  $ (6,246)  $    1,154
                                               ======  ========   ==========

   Costs to Exit Certain Activities and Integration Costs

   During the nine months ended September 30, 2000 the Company recorded a charge for the shutdown of certain operations, the reorganization of other operations and integration efforts resulting from the Merger. The following table sets forth a summary of these costs:

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
                                                                        -------
     Total............................................................. $12,200
                                                                        =======

   The costs related to the shutdown of the demolition and site preparation operations include (i) $5,200 related to obligations under existing jobs in progress, (ii) $2,000 estimated for uncollectible accounts receivable, (iii) $1,100 related to claims against the Company, (iv) $800 for impaired assets, and (v) $700 related to lease termination costs and other expenses. The Company is continuing to wind-down these operations with the final shutdown expected to occur by late 2000.

   The Company relocated the janitorial management offices from January through May 2000. The related costs include (i) $600 for severance and related costs,
(ii) $500 for impaired assets, (iii) $300 related to lease termination and related costs, and (iv) $200 for other miscellaneous items. As of September 30, 2000, substantially all of these amounts have been paid, with the exception of future lease obligations.

NOTE 4--Borrowing Activity

   10 1/2% Senior Subordinated Notes

   In April 1999, Building One completed a private offering of $200,000 of 10 1/2% senior subordinated notes. The senior subordinated notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. The senior subordinated notes were issued at 97.746%, or a discount of $4,508, which is being amortized to interest expense over the term of the notes. Additionally, debt issuance costs of $8,470 incurred in connection with the offering have been deferred and are being amortized to interest expense over the 10-year term of the notes. The unamortized portion of these costs was approximately $7,270 and $7,828 at September 30, 2000 and December 31, 1999, respectively, and are included in deferred debt issue costs in the accompanying consolidated condensed balance sheets.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                  (Unaudited)


   The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company may redeem up to 35% of the outstanding senior subordinated notes with money raised in equity offerings under certain circumstances. Upon a change in control of the Company (as defined in the indenture for the senior subordinated notes), the holders of the senior subordinated notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest.

   The indenture governing the senior subordinated notes contains certain covenants relating to, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

   7 1/2% Convertible Junior Subordinated Debentures

   The convertible junior subordinated debentures were scheduled to mature on May 1, 2012 and provided for interest payments at a rate of 7 1/2% to be paid in additional convertible junior subordinated debentures or cash, at the Company's election, for the first five years after their issuance, and in cash thereafter. During the nine months ended September 30, 2000, $2,387 of interest was paid in additional convertible junior subordinated debentures. Debt issuance costs of $4,634 incurred in connection with the debentures were deferred and were being amortized to interest expense over the 13-year term of the debentures.

   In conjunction with the Merger, the convertible junior subordinated debentures and $150,000 of cash were exchanged for 256,191 shares of Convertible Preferred Stock. In addition, the related debt issuance costs were written off at that time and are reflected as an extraordinary loss in the accompanying consolidated condensed statements of operations.

   Old Credit Facility

   As of December 31, 1999, Building One's primary bank credit facility consisted of a $125,000 term loan and a $225,000 revolving credit facility (the "Old Credit Facility"). The revolving credit facility bore interest at various rates, which were subject to change based on certain levels of financial performance. Debt issuance costs of $9,445 incurred in connection with this credit facility were deferred and were being amortized over the 5-year term of the credit facility.

   In conjunction with the Merger, the Old Credit Facility was repaid with the proceeds from a new credit agreement described below. In addition, the related debt issuance costs were written off at that time and are reflected as an extraordinary loss in the accompanying consolidated condensed statements of operations.

   New Credit Agreement

   On February 22, 2000, in connection with the Merger, the Company entered into a new $800,000 credit facility (the "New Credit Agreement") and borrowed funds thereunder to repay (i) the outstanding borrowings under the Old Credit Facility, (ii) $130,000 of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its previous revolving credit facility. The New Credit Agreement was expanded to $900,000 during the second quarter of 2000, and includes a $500,000 revolving credit facility, a $130,000 term loan, a $170,000 term loan and a $100,000 institutional term loan. Borrowings under the New Credit Agreement bear interest at variable rates, as defined. The availability of borrowings under the New Credit Agreement is subject to the Company's ability to meet certain specified conditions, including compliance with the financial covenants and ratios required by the New Credit Agreement, absence of default under the facility and continued accuracy of the representations and warranties contained in the New Credit Agreement.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                  (Unaudited)


   Subsequent to September 30, 2000, the Company entered into interest rate swap agreements with several banks to lock in fixed interest rates over periods ranging from three to four years on a notional amount totaling $90,000 in order to partially hedge against variations in interest rates on borrowings under the New Credit Agreement. The fixed rate that the Company will pay is based on the three month LIBOR rate as of October 20, 2000. Under the agreements the variable rate that the Company receives, also based on three month LIBOR rates, is reset every three months.

   Debt issuance costs associated with the origination, syndication, and expansion of the New Credit Agreement approximating $11,952 have been deferred and are being amortized over the five-year, six-year and seven-year terms of the revolving credit, the term loans, and the institutional term loan portions of the facility, respectively. The unamortized portion of these costs was approximately $10,657 at September 30, 2000 and is included in deferred debt issue costs in the accompanying consolidated condensed balance sheets.

NOTE 5--Other Business Combinations--Contingent Consideration Agreements

   During the nine months ended September 30, 2000, the Company completed the acquisition of one company which includes cash paid or to be paid of $10,207 and 296,296 shares of common stock. The Company assumed approximately $1,518 of debt in this transaction.

   In conjunction with acquisitions consummated since its inception, the Company has entered into certain contingent consideration agreements which provide for the payment of cash and/or shares of common stock based on the financial performance of such acquired operations. During the nine months ended September 30, 2000, $52,136 of consideration has been recorded to goodwill related to contingent consideration and final purchase price settlements on acquisitions completed to date. This consideration mix is expected to be paid out as $43,893 in cash and 1,467,855 shares of common stock. The cash payable is reflected as due to related parties at September 30, 2000 in the accompanying consolidated condensed balance sheets and the shares to be issued have been reflected as common stock to be issued in the consolidated condensed statement of shareholders' equity. These common shares to be issued have been included in weighted average shares outstanding for purposes of computing basic and diluted earnings per share for the three and nine months ended September 30, 2000.

   Additionally, during the nine months ended September 30, 2000, $47,600 of cash has been paid and 102,692 shares have been issued related to previously recorded contingent consideration and final purchase price settlements. The Company currently estimates the unearned contingent consideration under the remaining agreements to be $21,876 as of September 30, 2000.

   A rollforward of the due to related parties balance in the accompanying consolidated condensed balance sheets related to the above activity is as follows:

   Balance at December 31, 1999...................................... $10,290
   Acquisition of GroupMAC...........................................  13,207
   Record contingent consideration and final purchase price
    settlements......................................................  43,893
   Payments.......................................................... (47,600)
                                                                      -------
   Balance at September 30, 2000..................................... $19,790
                                                                      =======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                  (Unaudited)


NOTE 6--Convertible Preferred Stock

   In connection with the Merger, the Company issued 256,191 shares of 7.25% Convertible Preferred Stock (the "Convertible Preferred Stock") to affiliates of Apollo at a value of $1,000 per share in exchange for $150,000 in cash and all of the outstanding convertible junior subordinated debentures of Building One (approximately $106,191).

   The Convertible Preferred Stock has a par value of $.001 per share and is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14.00 per common share, subject to adjustment under certain circumstances. Upon their maturity in February 2012, the Company is required to redeem all shares of Convertible Preferred Stock then outstanding at the redemption price per share equal to the Liquidation Amount (defined as the original cost of $1,000 per share plus all accrued and accumulated and unpaid dividends). The Company has the right to redeem, at any time after February 22, 2005, all, but not less than all, of the shares of Convertible Preferred Stock then outstanding at an amount per share of 103% of the Liquidation Amount; this amount declines to 102% after February 22, 2006 and 101% after February 22, 2008. The Convertible Preferred Stock bears a preferred cumulative dividend at the rate of 7.25% per year, payable quarterly. However, for the first three years, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated at the option of the Company. At September 30, 2000, accrued dividends were approximately $11,456. Holders of the Convertible Preferred Stock are also entitled to share in any dividends the Company may declare on its common stock.

   Holders of Convertible Preferred Stock are entitled to vote on all matters presented to the holders of common stock. Each share of Convertible Preferred Stock entitles the holder thereof to cast the number of votes such holder would have been entitled to cast had such holder converted such share of Convertible Preferred Stock into shares of common stock (common stock equivalents). The holders of the Convertible Preferred Stock, voting as a separate class, are entitled to elect directors to the Board at the greater of 3 directors or the number of directors that represents 30% of the Board (subject to Apollo's ownership percentage of common stock equivalents). As of September 30, 2000, the Convertible Preferred Stock comprised approximately 23% of the voting power of Encompass.

   Convertible Preferred Stock issuance costs of approximately $3,750 are being amortized against retained earnings over the 12-year term of the Convertible Preferred Stock. The unamortized portion of these costs of approximately $3,568 at September 30, 2000 is recorded against mandatorily redeemable convertible preferred stock in the accompanying consolidated condensed balance sheets.

NOTE 7--Operating Segments

   The Company's reportable segments are strategic business units that offer products and services to distinct customer groups. They are managed separately because each business requires different operating and marketing strategies.

   The Company has three reportable segments: electrical/mechanical/industrial, residential and janitorial markets. The electrical/mechanical/industrial segment provides services in manufacturing and processing facilities, power generation facilities, hospitals and other critical care facilities, colleges and universities, hotels, commercial office buildings and complexes, retail stores and restaurants, supermarkets and convenience stores. The residential segment provides services in single family and low-rise multifamily housing units. The janitorial segment provides a wide variety of facility cleaning and maintenance management services nationwide.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                  (Unaudited)


   The Company evaluates performance based on income from operations before amortization of goodwill and other intangibles of the respective operating segments prior to unallocated corporate expenses, merger and related charges, costs to exit certain activities and integration costs and restructuring and recapitalization charges. The presentation for 1999 has been conformed to the new measurement evaluation criteria after the Merger.

   Unallocated corporate expenses primarily include (i) corporate overhead,
(ii) corporate and operating company management bonuses, and (iii) savings from national purchase agreements relating to materials and property/casualty insurance.

   As the Company has not yet completed the allocation of the purchase price consideration from the Merger to its individual operating companies, asset allocation by segment is not available at this time. Segment information for the three- and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                  Electrical/
                                  Mechanical/
                                  Industrial  Residential Janitorial   Total
                                  ----------- ----------- ---------- ----------
Three-month period ended
 September 30, 2000:
Revenues........................  $1,008,363   $ 93,385    $ 65,764  $1,167,512
Operating costs.................     952,389     82,490      63,435   1,098,314
                                  ----------   --------    --------  ----------
Segment operating earnings......  $   55,974   $ 10,895    $  2,329      69,198
Amortization of goodwill and
 other intangibles..............                                         (9,050)
Unallocated corporate expenses..                                         (5,156)
                                                                     ----------
Income from operations..........                                     $   54,992
                                                                     ==========
Three-month period ended
 September 30, 1999:
Revenues........................  $  412,458   $     --    $ 65,417  $  477,875
Operating costs.................     369,517         --      59,830     429,347
                                  ----------   --------    --------  ----------
Segment operating earnings......  $   42,941   $     --    $  5,587      48,528
Amortization of goodwill and
 other intangibles..............                                         (4,238)
Unallocated corporate expenses..                                         (3,928)
                                                                     ----------
Income from operations..........                                     $   40,362
                                                                     ==========
Nine-month period ended
 September 30, 2000:
Revenues........................  $2,525,544   $213,483    $197,231  $2,936,258
Operating costs.................   2,355,235    189,145     185,443   2,729,823
                                  ----------   --------    --------  ----------
Segment operating earnings......  $  170,309   $ 24,338    $ 11,788     206,435
Amortization of goodwill and
 other intangibles..............                                        (24,169)
Merger and related charges and
 costs to exit certain
 activities and integration
 costs..........................                                        (20,000)
Unallocated corporate expenses..                                        (16,447)
                                                                     ----------
Income from operations..........                                     $  145,819
                                                                     ==========
Nine-month period ended
 September 30, 1999:
Revenues........................  $1,087,821   $     --    $177,700  $1,265,521
Operating costs.................     983,932         --     162,883   1,146,815
                                  ----------   --------    --------  ----------
Segment operating earnings......  $  103,889   $     --    $ 14,817     118,706
Amortization of goodwill and
 other intangibles..............                                        (11,511)
Restructuring and
 recapitalization charges.......                                         (8,020)
Unallocated corporate expenses..                                        (10,353)
                                                                     ----------
Income from operations..........                                     $   88,822
                                                                     ==========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                  (Unaudited)

NOTE 8--Earnings Per Share

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2000 and 1999.

                                               Three Months      Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                              ---------------- ----------------
                                               2000     1999    2000     1999
                                              -------  ------- -------  -------
Basic earnings per share:
  Net income................................. $15,021  $15,388 $33,862  $40,084
  Less: convertible preferred stock
   dividends.................................  (4,843)      -- (11,639)      --
                                              -------  ------- -------  -------
  Net income available to common
   shareholders.............................. $10,178  $15,388 $22,223  $40,084
                                              -------  ------- -------  -------
  Weighted average shares outstanding--Basic
   (in thousands)............................  64,782   32,039  58,497   44,139
                                              -------  ------- -------  -------
  Net income per share--Basic................ $   .16  $   .48 $   .38  $   .91
                                              =======  ======= =======  =======
Diluted earnings per share:
  Net income available to common
   shareholders.............................. $10,178  $15,388 $22,223  $40,084
  Plus: interest expense on 7 1/2%
   convertible junior subordinated debentures
   and related amortization of debt issue
   costs net of applicable income taxes......      --    1,218      --    2,003
                                              -------  ------- -------  -------
  Net income on an as-if converted basis..... $10,178  $16,606 $22,223  $42,087
                                              -------  ------- -------  -------
  Weighted average shares outstanding--
   Diluted (in thousands)....................  64,946   38,567  58,612   48,625
                                              -------  ------- -------  -------
  Net income per share--Diluted.............. $   .16  $   .43 $   .38  $   .87
                                              =======  ======= =======  =======
Weighted average shares (in thousands):
  Weighted average shares outstanding--
   Basic.....................................  64,782   32,039  58,497   44,139
  Common stock equivalents from stock options
   and warrants..............................     164      105     115      191
  Contingently issuable shares...............      --      798      --    1,178
  Convertible junior subordinated debentures,
   on an as-if converted basis...............      --    5,625      --    3,117
                                              -------  ------- -------  -------
  Total weighted average shares outstanding--
   Diluted...................................  64,946   38,567  58,612   48,625
                                              =======  ======= =======  =======

   The Convertible Preferred Stock, including accumulated dividends, which is convertible into approximately 19,117,706 shares of common stock as of September 30, 2000, was not included in the computation of diluted earnings per share for the three months and the nine months ended September 30, 2000 because the effect was anti-dilutive. Additionally, outstanding options and warrants to purchase 14,308,165 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2000 and outstanding options and warrants to purchase 14,215,998 shares of common stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2000, because the effect was anti-dilutive. Outstanding stock options and warrants to purchase 4,642,201 shares of common stock as of September 30, 1999 were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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

   GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquiror and, accordingly, the Merger was accounted for as a "reverse acquisition". Under this method of accounting, Encompass' historical results for periods prior to the Merger are the same as Building One's historical results. See the notes to consolidated condensed financial statements appearing elsewhere herein for further discussion of the Merger.

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

   The Company has historically derived revenues from providing services for electrical, mechanical and other systems to electrical/mechanical/industrial customers and providing janitorial and maintenance management services. The Merger allowed the Company to further expand its electrical and mechanical offerings and to provide such services for residential customers.

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

   Cost of services consists primarily of components, parts and supplies, salaries and benefits of service and installation technicians, subcontracted services, depreciation, fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for management, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

                             RESULTS OF OPERATIONS

   Three months ended September 30, 2000 compared to three months ended September 30, 1999

   Revenues. Revenues increased $689.6 million, or 144%, to $1,167.5 million for the three months ended September 30, 2000 from $477.9 million for the three months ended September 30, 1999. This increase in revenues is attributable to the following:

  . $599.1 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in the Merger.

  . $35.4 million relates to the incremental revenues contributed in the three months ended September 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the three months ended September 30, 1999.

  . $55.1 million relates to internal growth in the electrical/mechanical/ industrial group. This increase primarily relates to volume increases in the Midwest, Colorado and Texas markets.

   Gross profit. Gross profit increased $89.9 million, or 92% to $187.9 million for the three months ended September 30, 2000 from $98.0 million for the three months ended September 30, 1999. This increase in gross profit is attributable to the following:

  . $105.5 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in the Merger.

  . $5.8 million relates to the incremental gross profit contributed in the three months ended September 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the three months ended September 30, 1999.

  . Partially offsetting the above increases was a $21.4 million decrease in same store results related primarily to the negative impact of job contract losses in the California operations of the electrical/mechanical/industrial group and economic softness in the Southeastern United States.

   During the third quarter, the Company announced that, as part of its continuing integration process, management has identified 11 operating units that it will eliminate due to underperformance or strategic incompatibility. The Company will eliminate the units by closing three of them, selling six and merging two with other Encompass locations. Excluding the results of the units to be eliminated, the gross profit of the Company would have been $199.0 million for the three months ended September 30, 2000, $11.1 million higher than reported results including these units, and $96.5 million for the three months ended September 30, 1999, $1.4 million lower than reported results including these units.

   Gross profit margin decreased to 16.1% for the three months ended September 30, 2000 compared to 20.5% for the three months ended September 30, 1999. This decline primarily resulted from the decreased profitability of the businesses to be eliminated and from a local management focus on achieving targeted growth levels that drove significant revenue growth at the expense of margin preservation.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $70.5 million, or 132% to $123.9 million for the three months ended September 30, 2000 from $53.4 million for the three months ended September 30, 1999. This increase in these expenses is attributable to the following:

  . $62.7 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in connection with the Merger.

  . $4.0 million relates to the incremental selling, general and administrative expense incurred in the three months ended September 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the three months ended September 30, 1999.

  . $2.8 million relates to incremental corporate overhead, net of certain insurance synergies recorded at the corporate level, resulting from the acquisition of GroupMAC.

  . $1.0 million relates to internal growth in the electrical/mechanical/industrial group.

   As previously discussed, the Company will eliminate 11 operating units by closing, selling or merging them with other Encompass locations. Excluding the results of these units, the selling, general and administrative expenses of the Company would have been $116.9 million for the three months ended September 30, 2000, $7.0 million lower than reported results including these units, and $52.2 million for the three months ended September 30, 1999, $1.2 million lower than reported results including these units. The costs eliminated include normal operating costs, bad debt expenses and other costs related to eliminating the businesses.

   As a percentage of revenues, selling, general and administrative expenses decreased to 10.6% for the three months ended September 30, 2000 from 11.2% for the three months ended September 30, 1999. This decrease is a result of leveraging corporate, regional and operating unit overhead over a larger revenue base.

   Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three months ended September 30, 2000 increased $4.8 million, or 114%, to $9.1 million from $4.2 million for the three months ended September 30, 1999. This increase primarily relates to (i) the GroupMAC operating locations that were acquired in the Merger and (ii) the companies acquired during or subsequent to the three months ended September 30, 1999.

   Other income and expense. Changes in other income and expense activity is primarily a result of net interest expense increasing $11.2 million to $23.8 million for the three months ended September 30, 2000 from $12.6 million for the three months ended September 30, 1999. This change is primarily the result of increased borrowings related to the Merger and other acquisitions. As of September 30, 1999, the Company had $545.2 million of debt outstanding from acquisitions and the tender offer that occurred during the first nine months of 1999. This compares to $988.7 million at September 30, 2000 as a result of the Merger and increased working capital levels needed to support strong internal growth during the third quarter of 2000.

   Income tax provision. The income tax provision increased $3.7 million to $15.8 million for the three months ended September 30, 2000 from $12.1 million for the three months ended September 30, 1999. This increase primarily relates to a corresponding increase of $3.3 million in pre-tax income for the same period, as well as a higher effective tax rate for the three months ended September 30, 2000. The effective tax rate was 51.3% and 44.0% for the three months ended September 30, 2000 and 1999, respectively. The effective tax rate exceeds the Company's statutory federal and state tax rate primarily due to non-deductible goodwill amortization. The increase in the effective tax rate results primarily from higher non-deductible goodwill amortization as a proportion of pre-tax income.

                             RESULTS OF OPERATIONS

   Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

   Revenues. Revenues increased $1,670.7 million, or 132% to $2,936.2 million for the nine months ended September 30, 2000 from $1,265.5 million for the nine months ended September 30, 1999. This increase in revenues is attributable to the following:

  . $1,313.6 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in the Merger.

  . $117.4 million relates to the incremental revenues contributed in the nine months ended September 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the nine months ended September 30, 1999.

  . $220.2 million relates to internal growth in the electrical/mechanical/industrial group. This increase primarily relates to volume increases in the Midwest, California, Arizona, Colorado and Texas markets.

  .  $19.5 million relates to internal growth in the janitorial group.

   Gross profit. Gross profit increased $253.3 million, or 100% to $507.5 million for the nine months ended September 30, 2000 from $254.2 million for the nine months ended September 30, 1999. This increase in gross profit is attributable to the following:

  . $237.0 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in the Merger.

  . $24.6 million relates to the incremental gross profit contributed in the nine months ended September 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the nine months ended September 30, 1999.

  . Partially offsetting the above increases was a $8.3 million decrease in same store results related primarily to the negative impact of job contract losses in the California operations of the electrical/mechanical/industrial group and economic softness in the Southeastern United States.

   As previously discussed, the Company will eliminate 11 operating units by closing, selling or merging them with other Encompass locations. Excluding the results of the units to be eliminated, the gross profit of the Company would have been $516.5 million for the nine months ended September 30, 2000, $9.0 million higher than reported results including these units, and $250.7 million for the nine months ended September 30, 1999, $3.5 million lower than reported results including these units.

   Gross profit margin decreased to 17.3% for the nine months ended September 30, 2000 compared to 20.1% for the nine months ended September 30, 1999. This decline primarily resulted from the decreased profitability of the businesses to be eliminated and from a local management focus on achieving targeted growth levels that drove significant revenue growth at the expense of margin preservation. In addition, management believes that, during the first half of 2000, issues related to the Merger caused a significant amount of distraction among the operating leadership of the Company.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $171.6 million, or 118% to $317.5 million for the nine months ended September 30, 2000 from $145.9 million for the nine months ended September 30, 1999. This increase in these expenses is attributable to the following:

  . $138.7 million relates to the GroupMAC operating locations in the electrical/mechanical/industrial and residential groups that were acquired in connection with the Merger.

  . $11.5 million relates to the incremental selling, general and administrative expense incurred in the nine months ended September 30, 2000 by electrical/mechanical/industrial companies acquired during or subsequent to the nine months ended September 30, 1999.

  . $10.1 million relates to internal growth in the electrical/mechanical/industrial group. This increase primarily relates to supporting the revenue growth in the Texas, California, Arizona and Colorado markets.

  . $11.3 million relates to incremental corporate overhead, net of certain insurance synergies recorded at the corporate level, resulting from the acquisition of GroupMAC.

   As previously discussed, the Company will eliminate 11 operating units by closing, selling or merging them with other Encompass locations. Excluding the results of these units, the selling, general and administrative expenses of the Company would have been $302.4 million for the nine months ended September 30, 2000, $15.1 million lower than reported results including these units, and $142.6 million for the nine months ended September 30, 1999, $3.2 million lower than reported results including these units. The costs eliminated include normal operating costs, bad debt expenses and other costs related to eliminating the businesses.

   As a percentage of revenues, selling, general and administrative expenses decreased to 10.8% for the nine months ended September 30, 2000 from 11.5% for the nine months ended September 30, 1999. This decrease is a result of leveraging corporate, regional and operating unit overhead over a larger revenue base.

   Merger and related charges. In connection with the Merger, the Company recorded $7.8 million of costs and expenses related to severance and office closing costs. These costs relate to the closing of Building One's corporate headquarters in Minnetonka, MN and the resulting consolidation with the GroupMAC corporate office in Houston, TX. These costs are more fully described in Note 3 to the Notes to Consolidated Condensed Financial Statements included herein.

   Costs to exit certain activities and integration costs. In the first quarter of 2000, the Company recorded $12.2 million of costs and expenses related to the shutdown of certain operations, the reorganization of other operations and integration efforts resulting from the Merger. These costs are more fully described in Note 3 to the Notes to Consolidated Condensed Financial Statements included herein.

   Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the nine months ended September 30, 2000 increased $12.7 million, or 110%, to $24.2 million from $11.5 million for the nine months ended September 30, 1999. This increase primarily relates to (i) the GroupMAC operating locations that were acquired in the Merger and (ii) the companies acquired during or subsequent to the nine months ended September 30, 1999.

   Restructuring and recapitalization charges. Restructuring and recapitalization charges were $8.0 million for the nine months ended September 30, 1999. These charges included $2.8 million relating to compensation expense for stock options exercised and the underlying shares of common stock repurchased in the Company's recapitalization plan, and $5.2 million of restructuring charges pertaining to the relocation of the Company's then existing corporate headquarters and integration of the janitorial and maintenance management operations.

   Other income and expense. Other income and expense activity can be summarized as follows:

  . Net interest expense increased $46.6 million to $63.2 million for the nine months ended September 30, 2000 from $16.6 million for the nine months ended September 30, 1999. This change is primarily the result of increased borrowings related to the Merger and other acquisitions. As of September 30, 1999 the Company had $545.2 million of debt outstanding from acquisitions and the tender offer that occurred during the first nine months of 1999. This compares to $988.7 million at September 30, 2000 as a result of the Merger and increased working capital levels needed to support strong internal growth during 2000.

  . The loss on sale of marketable securities of $1.0 million relates to the sale of a marketable security held by one of the Company's subsidiaries during the first quarter of 2000.

   Income tax provision. The income tax provision increased $7.8 million to $40.0 million for the nine months ended September 30, 2000 from $32.3 million for the nine months ended September 30, 1999. This increase primarily relates to the Merger offset by related charges, the costs to exit certain activities and integration costs and a loss on sale of marketable securities incurred during the first quarter of 2000. Excluding these charges and the non-recurring recapitalization and restructuring charges incurred in the second quarter of 1999, the income tax provision increased $12.8 million for the nine months ended September 30, 2000, which corresponds with the pre-tax income increase of $22.6 million that results before such charges. Excluding these charges, the effective tax rate was 46.7% and 44.0% for the nine months ended September 30, 2000 and 1999, respectively. The effective tax rate exceeds the Company's statutory federal and state tax rate primarily due to non-deductible goodwill amortization. The increase in the effective tax rate results primarily from higher non-deductible goodwill amortization as a proportion of pre-tax income.

   Extraordinary loss, net. The net of tax extraordinary loss of $8.1 million for the nine months ended September 30, 2000 relates to the write-off of deferred debt issue costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were refinanced in connection with the Merger. These costs are more fully described in Note 3 to the Notes to Consolidated Condensed Financial Statements included herein.

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

   A significant portion of the Company's business involves installation of mechanical and electrical systems in newly constructed commercial, industrial and residential facilities. The level of new commercial and industrial installation services is affected by changes in economic conditions and interest rates. Revenues from new installation services in the residential market are dependent upon the level of housing starts in the areas in which the Company operates. The housing industry is cyclical, and the Company's revenues from residential new installation will be affected by the factors that affect the housing industry. These factors include changes in employment and income levels, the availability and cost of financing for new home buyers and general economic conditions. General downturns in housing starts or new commercial and industrial construction in the areas in which the Company operates could have a material adverse effect on the Company's business, including its financial condition and results of operations.

Inflation

   Inflation did not have a significant effect on the results of operations of the Company for the three- and nine-month periods ended September 30, 2000 and 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations and growth from proceeds from Building One's initial public offering, internally generated working capital and borrowings from commercial banks or other lenders. These borrowings are generally secured by the accounts receivable and inventory of the Company.

   On February 22, 2000, in connection with the Merger, the Company entered into a new $800 million credit facility (the "New Credit Agreement") and borrowed funds thereunder to repay (i) the outstanding borrowings of Building One under its $350 million credit facility, (ii) $130 million of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its previous revolving credit facility. The New Credit Agreement was expanded to $900 million during the second quarter of 2000, and includes a $500 million revolving credit facility (the "Revolving Credit Facility"), a $130 million term loan, a $170 million term loan and a $100,000 institutional term loan (the "Term Credit Facilities"). Debt under the New Credit Agreement bears interest at variable rates, as defined. Under the New Credit Agreement, Encompass is required to maintain (i) a minimum Fixed Charge Coverage Ratio;
(ii) a maximum ratio of senior debt to pro forma EBITDA (as defined); (iii) a maximum ratio of Funded Debt (as defined) to EBITDA (as defined); (iv) a minimum amount of Consolidated Net Worth (as defined); and (v) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At September 30, 2000, the Company was in compliance with all covenants required under the New Credit Agreement. To date, neither the terms of the New Credit Agreement and the indenture pursuant to which the senior subordinated notes were issued nor the debt represented thereby have materially restricted the Company's ability to finance future operations or capital needs or to respond to changes in the Company's business or competitive activity.

   Subsequent to September 30, 2000, the Company entered into interest rate swap agreements with several banks to lock in a fixed interest rate, after the spread calculated based on the Company's Debt to EBITDA ratio, of 8.43% over periods ranging from three to four years on a notional amount totaling $90 million in order to partially hedge against variations in interest rates on borrowings under the New Credit Agreement.

   As of October 31, 2000, borrowings under the New Credit Agreement were $766.3 million, providing capacity under the New Credit Agreement, after certain letter-of-credit commitments, of approximately $127.3 million.

   In April 1999, the Company completed a private offering of $200 million of 10 1/2% senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009.

   The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company may redeem up to 35% of the outstanding Senior Subordinated Notes with money raised in equity offerings under certain circumstances. Upon a change of control of the Company, the holders of the Senior Subordinated Notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest.

   Additionally, the indenture governing the Senior Subordinated Notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of assets or merge or consolidate with another entity.

   Concurrent with the closing of the Merger, affiliates of Apollo Management, L.P. exchanged approximately $106 million of Building One convertible junior subordinated debentures and $150 million of cash for 256,191 shares of the Company's Convertible Preferred Stock. The Convertible Preferred Stock will mature in 2012, bears a dividend yield coupon rate of 7.25% and is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances. The proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger.

   The Company's primary requirements for capital consist of funding contingent purchase price obligations from prior acquisitions, making select strategic investments in businesses and funding internal growth. During the nine months ended September 30, 2000 and 1999, capital expenditures aggregated $33.7 million and $19.7 million, respectively. The Company anticipates that its cash flow from operations and its existing credit facility will provide cash in excess of its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.

   For the nine months ended September 30, 2000 and 1999, the Company generated $6.2 million and $6.1 million of cash from operating activities, respectively. For the nine months ended September 30, 2000, net income and other non-cash charges generated $94.2 million compared to $65.1 million for the nine months ended September 30, 1999. Net changes in working capital and other operating accounts utilized $88.0 million for the nine months ended September 30, 2000, compared to $59.0 million for the same period in 1999.

   For the nine months ended September 30, 2000, the Company used $77.2 million of cash in investing activities compared to $150.4 million for the nine months ended September 30, 1999. Investing activities in 2000 principally consisted of $45.8 million paid for acquisitions, net of cash acquired, $32.9 million used for capital expenditures and $4.5 million used for strategic investments. Partially offsetting this amount was $2.4 million received from a sale of marketable securities and $3.6 million in proceeds from sale of equipment. Investing activities for the 1999 period included $131.0 million for acquisitions and $19.7 million for capital expenditures. Cash paid for acquisitions includes the payment of contingent consideration on businesses acquired in prior periods.

   For the nine months ended September 30, 2000, the Company generated $55.7 million of cash from financing activities. These activities principally consisted of net proceeds from the issuance of preferred stock of $146.3 million, retirement of GroupMAC common stock of $150.0 million, proceeds from long-term debt of $1,231.3 million, payments of long term debt of $1,160.5 million and payment of debt issuance costs of $11.9 million. For the nine months ended September 30, 1999, the Company used $54.3 million of cash from financing activities. These activities principally consisted of proceeds from long-term debt of $549.9 million, payment of debt issuance costs of $22.2 million, cash used to repurchase common stock of $564.4 million and payments of long term debt of $18.1 million.

   In conjunction with prior acquisitions, the Company entered into contingent consideration agreements. For the nine months ended September 30, 2000, $43.9 million and 1,467,855 shares have been earned related to contingent consideration and final purchase price settlements.

   The Company currently estimates that $21.9 million of additional contingent consideration will become payable in 2000 through 2002, of which approximately $13.2 million is estimated to be payable in cash; however, management has the option to increase the cash component of the contingent consideration with respect to certain acquisition transactions, under the terms of the respective acquisition agreements.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in fair value on the hedged item in the statement of operations or be recognized in other comprehensive income, depending on the nature of the hedging relationship, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal year 2001. Management does not expect the adoption of SFAS 133 to have a material effect on the financial condition or results of operations of the Company.

Forward Looking Statements

   This quarterly report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: the level of demand for its services by multi-site customers; the level of interest rates which affects demand for the Company's services and its interest expense; working capital requirements; general economic conditions; as well as other factors listed in the Company's Form 10-K for the year ended December 31, 1999, this Form 10-Q and previously filed Form 10-Qs.

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

                                                                                       Fair Value at
                                                                                       September 30,
                           2000    2001   2002   2003    2004   Thereafter     Total       2000
                          ------  ------ ------ ------  ------  ----------    -------- -------------
Revolving Credit
 Facility...............      --      --     --     --      --   $388,150     $388,150   $388,150
  Average Rate..........                                              (a)
Term Credit Facilities..  $1,000  $4,000 $4,000 $4,000  $4,000   $380,250     $397,250   $397,250
  Average Rate..........                                              (a)
Senior Subordinated
 Notes..................      --      --     --     --      --   $200,000     $200,000   $174,000
  Average Rate..........                                             10.9%(b)
Junior Subordinated
 Notes..................      --      --     -- $1,613  $2,500         --     $  4,113   $  4,113
  Average Rate..........                           6.0%    7.5%
Fixed Rate Debt.........  $3,065      --     --     --      --         --     $  3,065   $  3,065
  Average Rate..........     8.1%

(a) Borrowings under the Revolving Credit Facility and the Term Credit Facilities bear interest at a rate per annum, at the Company's option, of either (i) the Alternate Base Rate or (ii) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate, plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA (with all capitalized terms as defined in the New Credit Agreement). The Eurodollar Rate is the rate defined in the New Credit Agreement plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA. At September 30, 2000, the weighted average interest rate in effect for the Revolving Credit Facility and the Term Credit Facilities, including amortization of related debt issuance costs, was 8.83% and 9.36%, respectively.

   In October 2000, the Company entered into several interest rate swap agreements for a notional amount of $90 million for periods ranging from three to four years, to partially hedge its exposure to variable rates under the Revolving Credit Facility and the Term Credit Facilities. Under these agreements, the Company will pay a fixed rate based on the three month LIBOR at October 20, 2000 and will receive a variable rate which is reset every three months also based on three month LIBOR.

(b) The Senior Subordinated Notes are unsecured, mature May 1, 2009 and bear interest at 10.5% payable semi-annually. These notes were issued at 97.746%, or a discount of $4.5 million, which is being amortized to interest expense over the term of the notes. In addition, there are approximately $8.4 million in related debt issuance costs which are being amortized to interest expense over the ten year life of the notes. The effect of the amortization of the discount and debt issue costs increases the effective interest rate on the Senior Subordinated Notes to 10.9%.

                                    PART II

                               OTHER INFORMATION

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

     10.1    --First Amendment to Employment Agreement with J. Patrick
              Millinor, Jr.
     11      --None.
     15      --None.
     18      --None.
     19      --None.
     22      --None.
     23      --None.
     24      --None.
     27      --Financial Data Schedule.
     99      --None.

--------
*  Incorporated by reference from a prior filing as indicated.

(b) Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Encompass Services Corporation

Date: November 14, 2000
                                              /s/ Darren B. Miller
                                          -------------------------------------
                                                  Darren B. Miller
                                     Senior Vice President and Chief Financial
                                                       Officer
                                           (principal financial officer)

Date: November 14, 2000
                                                /s/ L. Scott Biar
                                          -------------------------------------
                                                   L. Scott Biar
                                        Vice President and Chief Accounting
                                                       Officer
                                           (principal accounting officer)