Form 10-K
period 2000-12-31
ENCOMPASS SERVICES CORP
filed 2001-03-26
CIK 1039690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2001, (i) there were 63,905,580 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding and (ii) the aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date) was $359,117,032. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year) are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.    Description of Business.......................................   1
Item 2.    Properties....................................................  10
Item 3.    Legal Proceedings.............................................  11
Item 4.    Submission of Matters to a Vote of Security Holders...........  11
Item 4A.   Executive Officers of the Registrant..........................  11

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................  14
Item 6.    Selected Financial Data.......................................  15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....  23
Item 8.    Financial Statements and Supplementary Data...................  25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  54

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............  54
Item 11.   Executive Compensation........................................  54
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management....................................................  54
Item 13.   Certain Relationships and Related Transactions................  54

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K...........................................................  55

          CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

   This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management, based on information currently available to management. Forward-looking statements can be identified by the use of the future tense or other forward-looking words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "should," "may," "will," "objective," "projection," "forecast," "management believes," "continue," "strategy," "position" or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under:

  .  Item 1, Description of Business;

  . Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations;

  .  Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

   Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder value of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond management's ability to control or predict. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others:

  .  the ability to achieve synergies and revenue growth;

  . national, regional and local economic, competitive and regulatory conditions and developments;

  .  technological developments;

  .  capital market conditions;

  .  inflation rates;

  .  interest rates;

  .  weather conditions;

  .  the timing and success of integration and business development efforts;
     and

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

                                    PART I

Item 1. Description of Business.

   Encompass Services Corporation ("Encompass" or the "Company"), a Texas corporation incorporated in 1997, is the premier provider of facilities systems and solutions in the United States. With annual revenues of over $4 billion, Encompass provides a portfolio of electrical, mechanical and cleaning systems services to commercial, industrial and residential customers nationwide, including construction, installation and maintenance. Through its network of subsidiary business units, the Company has over 34,000 employees, with operations in over 200 locations, providing services in each of the 100 largest cities in the United States.

Merger with Building One Services Corporation

   On February 22, 2000, Building One Services Corporation ("Building One") was merged with and into Group Maintenance America Corp. ("GroupMAC") (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation. As a result of the Merger, the Company is approximately twice the size of each of GroupMAC and Building One and has the capability of providing mechanical, electrical and cleaning systems services, either alone or in combination with another service, in more locations than either constituent company could perform on its own. For additional information concerning the Merger, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 3 to the Consolidated Financial Statements included under Item 8 of this Annual Report.

   The Merger was accounted for as a "reverse acquisition" under generally accepted accounting principles. Accordingly, the financial statements and (except where otherwise noted) other information included herein for periods prior to the Merger reflect the historical results of Building One rather than GroupMAC.

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

Other Developments in 2000

   During 2000, the Company focused on the initial integration of its operations and organization. Efforts centered on further developing existing operations and expanding customer and market penetrations, both geographically and functionally, capitalizing on robust end markets such as high-tech and telecommunications, growing its national and regional accounts business, emphasizing customer focused proposals over bid proposals, and increasing cross-selling and bundling of services. As part of its consolidation effort, the Company identified eleven of its business units that were chronic underperformers or no longer fit its long-term strategy and has eliminated, or will eliminate these units through dissolution, sale, or merger into another business unit.

   In December 2000, the Board of Directors authorized a stock buyback program pursuant to which the Company may purchase up to 2,500,000 shares of its common stock on the open market. For additional information concerning the stock buyback program, see Note 8 to the Consolidated Financial Statements included under Item 8 of this Annual Report.

                         SEGMENT FINANCIAL INFORMATION

   The Company modified its internal organizational structure during fiscal 2000 and expanded its principal business segments to the six industry segments presented below. The corresponding segment information for 1999 and 1998 has been restated to conform to the new business segment presentation. Consistent with the required accounting treatment, the segment financial information for periods prior to the Merger reflect the historical results of Building One rather than GroupMAC.

   Information concerning the Company's principal business segments is set forth in Note 13 to the Consolidated Financial Statements. The following table summarizes (i) revenues, (ii) income from operations and (iii) allocable assets of the business segments of the Company for the periods indicated (dollars in thousands):

                              Year ended           Year ended           Year ended
                          December 31, 2000    December 31, 1999    December 31, 1998
                          --------------------------------------------------------------
Revenues
Electrical
 Technologies...........  $ 1,856,505    45.3% $ 1,152,344    65.0% $   562,825    69.5%
Mechanical Services.....    1,194,988    29.1      215,543    12.1       39,889     4.9
Industrial Services.....      404,730     9.9      164,842     9.3       47,370     5.8
Residential Services....      294,388     7.2           --      --           --      --
Cleaning Systems........      265,212     6.5      245,790    13.9      159,912    19.8
Global Technologies.....      129,493     3.1           --      --           --      --
Eliminations............      (45,882)   (1.1)      (5,935)   (0.3)        (395)     --
                          -----------  ------  -----------  ------  -----------  ------
  Total Revenues........  $ 4,099,434   100.0% $ 1,772,584   100.0% $   809,601   100.0%
                          ===========  ======  ===========  ======  ===========  ======
Income From Operations
Electrical
 Technologies...........  $   133,769    50.6% $   112,772    75.8% $    57,403    78.8%
Mechanical Services.....       77,326    29.2       17,145    11.5        2,306     3.2
Industrial Services.....       21,541     8.2        5,382     3.6        4,433     6.1
Residential Services....       31,573    11.9           --      --           --      --
Cleaning Systems........       16,596     6.3       18,674    12.6       11,436    15.7
Global Technologies.....        4,828     1.8           --      --           --      --
Corporate...............      (21,123)   (8.0)      (5,234)   (3.5)      (2,741)   (3.8)
                          -----------  ------  -----------  ------  -----------  ------
Segment Operating
 Earnings...............      264,510   100.0%     148,739   100.0%      72,837   100.0%
                                       ======               ======               ======
Amortization of goodwill
 and other intangible
 assets.................       33,599               16,004                7,653
Merger and related
 charges and costs to
 exit certain activities
 and related costs (a)..       20,000                   --                   --
Restructuring and
 recapitalization
 charges (b)............           --                8,020                   --
                          -----------          -----------          -----------
  Income from
   Operations...........  $   210,911          $   124,715          $    65,184
                          ===========          ===========          ===========
Total Assets
Electrical
 Technologies...........  $ 1,274,876    47.2% $   852,588    64.9% $   598,852    57.4%
Mechanical Services.....      698,721    25.9      166,220    12.7      110,751    10.6
Industrial Services.....      272,857    10.1       92,533     7.0       51,618     4.9
Residential Services....      157,720     5.8           --      --           --      --
Cleaning Systems........      146,092     5.4      152,614    11.6      121,660    11.7
Global Technologies.....       67,288     2.5           --      --           --      --
Corporate/Eliminations..       82,058     3.1       49,799     3.8      161,041    15.4
                          -----------  ------  -----------  ------  -----------  ------
  Total Assets..........  $ 2,699,612   100.0% $ 1,313,754   100.0% $ 1,043,922   100.0%
                          ===========  ======  ===========  ======  ===========  ======

--------
(a) Represents non-recurring, non-deductible merger and related charges associated with the Merger. See Note 3 in the Notes to Consolidated Financial Statements included elsewhere herein.
(b) Represents non-recurring restructuring and recapitalization charges associated with the Tender Offer and relocation of Building One's corporate headquarters. See Note 12 in the Notes to Consolidated Financial Statements included elsewhere herein.

                         ELECTRICAL TECHNOLOGIES GROUP

Services

   The Electrical Technologies Group designs, installs, maintains and upgrades the electrical systems of commercial and industrial facilities, such as manufacturing and processing facilities, data centers and server rooms, mission-critical facilities, power generation facilities, hospitals and other critical care facilities, colleges and universities, hotels, commercial office buildings, sports facilities and retail stores including process controls, lighting, power, lifesafety systems, industrial machine wiring, electrical switchgear and cable tray systems, and energy management systems. Services include the design, installation, upgrade, maintenance and repair of low energy systems ("LES") including voice and data cabling, high speed data network infrastructure systems, fiber optics, video, security and sound. LES is the fastest growing segment of the electrical construction business. In addition, the Electrical Technologies Group provides predictive/preventative maintenance and emergency repairs of electrical systems and associated parts.

Customers

   The customers of the Electrical Technologies Group include general contractors, facility owners, facility managers, developers, utilities, energy service companies, property managers, engineers, consultants and architects.

   The Electrical Technologies Group is seeking to expand the services it provides to building owners, contractors and operators through a national sales marketing effort focusing on entities that are responsible for installing, operating or maintaining the electrical systems of buildings located throughout the United States. The Electrical Technologies Group's customers include AT&T, Chrysler, General Motors, Motorola, MCI WorldCom, Cisco Systems, Texas Instruments, Cingular, Office Max, The Beck Group, Turner Construction, Verio and Wal-Mart. No customer accounts for more than 3% of the Electrical Technologies Group's fiscal 2000 revenues.

                           MECHANICAL SERVICES GROUP

Services

   The Mechanical Services Group designs, installs, maintains, repairs and replaces the heating, ventilating and air conditioning ("HVAC"), plumbing, control and monitoring, and process piping systems in commercial and industrial facilities such as manufacturing and processing facilities, data centers and server rooms, mission-critical facilities, hospitals and other critical care facilities, colleges and universities, hotels, commercial office buildings, sports facilities, retail stores, restaurants, supermarkets, and convenience stores. The services provided include both maintenance, repair and replacement ("MRR") services and new installation services for products such as compressor-bearing HVAC equipment, boilers, chillers, central plants, process piping and control systems. The MRR work includes preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs and the replacement (in conjunction with the retrofitting or remodeling of a commercial building, or as a result of an emergency request) of HVAC systems and associated parts, plumbing fixtures, pipes, water feed and sewer lines, water heaters, softeners, filters and controls.

Customers

   The customers of the Mechanical Services Group include general contractors, facility owners, facility managers, developers, utilities, energy service companies, property managers, engineers, consultants and architects.

   The Mechanical Services Group is seeking to expand the services it provides to building owners, contractors and operators through a national sales marketing effort focusing on entities that are responsible for installing, operating or maintaining the mechanical systems of buildings located throughout the United States. The

Mechanical Services Group's customers include AT&T, Cisco Systems, Exodus Communications, MCI WorldCom, Novellus Systems, Owens Corning, Pacific Bell, Qwest Communications International, Texas Instruments and Turner Construction. No customer accounts for more than 6% of the Mechanical Services Group's fiscal 2000 revenues.

                           INDUSTRIAL SERVICES GROUP

Services

   The Industrial Services Group designs, builds, installs, maintains, repairs, replaces and monitors the electrical systems, controls and process piping systems in industrial facilities such as refineries, petrochemical plants, manufacturing and processing facilities, power generation facilities and chemical plants. The services provided include both MRR services and new installation services. The MRR work includes preventive maintenance, emergency repairs and the replacement of cable, wire, conduit and cable tray as well as pipe, valves, fittings, filters and controls. The Industrial Services Group also provides complete millwright services installations, circuit breaker maintenance, instrumentation calibration, commissioning, generator start-up and testing, and piping and structural steel fabrication and erection.

Customers

   The customers of the Industrial Group include general contractors, facility owners, facility managers, developers, utilities, energy service companies, property managers, engineers, consultants and architects.

   The Industrial Services Group is seeking to expand the services it provides to building owners and operators through a national sales marketing effort focusing on entities that are responsible for operating the mechanical and electrical systems of industrial facilities located throughout the United States. The Industrial Services Group's customers include Dow Chemical, Chrysler Corporation, General Motors, Phillip Morris, Milliken and Company, Solutia, Duke Energy and Exxon/Mobil. Dow Chemical accounts for approximately 16% of the Industrial Group's fiscal 2000 revenues. No other customer accounts for more than 4% of the Industrial Services Group's fiscal 2000 revenues.

                          RESIDENTIAL SERVICES GROUP

Services

   Through its Residential Services Group, the Company provides mechanical and other contracting services to homebuilders and homeowners from 38 locations. Although most of the Residential Services Group's locations perform MRR services, five of the business units emphasize new construction work and represented 69% of the Residential Services Group's revenues in fiscal 2000.

   The Residential Services Group installs HVAC and plumbing systems in homes, apartment and condominium complexes and small commercial buildings. It also provides maintenance services for these systems, such as inspections, cleaning, repair and replacement of HVAC systems and associated parts; repair and replacement of bathroom fixtures, water filters and water heaters; and cleaning, repair and replacement of pipes, sewer lines and residential sanitary systems. In connection with its maintenance, repair and replacement services, the Residential Services Group sells a wide range of HVAC, plumbing and other equipment, including complete HVAC systems and a variety of parts and components.

Customers

   The Residential Services Group's customers for residential maintenance, repair and replacement services consist primarily of homeowners. The Residential Services Group advertises its maintenance and repair services in the yellow pages, on billboards, on television and radio, and through direct mail. It also relies upon unique service offerings to attract and retain customers.

   The Residential Services Group markets its residential new installation contracting services to local, regional and national homebuilders, including U.S. Home Corporation, Pulte Home Corporation, Centex Corporation, and Beazer Homes Corporation. The Residential Services Group targets its growth in the residential new installation market in those areas of the United States that have growth rates above the national average. Through strong existing relationships with major national homebuilders, the Residential Services Group is marketing its capabilities to provide consistent, reliable installation services on a regional basis. No customer accounts for more than 3% of the Residential Services Group's fiscal 2000 revenues.

                            CLEANING SYSTEMS GROUP

Services

   The Cleaning Systems Group offers janitorial and maintenance management services in 50 states. Encompass believes that the Cleaning Systems Group is the largest provider of janitorial and maintenance management services to the retail sector in the United States based on revenues.

   The services provided by the Cleaning Systems Group include:

  .   floor and carpet cleaning and maintenance;

  .   floor stripping and refinishing;

  .   chemical supply and equipment management;

  .   window, wall and structural cleaning and maintenance;

  .   restroom and other area sanitation; and

  . exterior window, wall, sidewalk, and parking lot cleaning and maintenance.

   If requested by a customer, the Cleaning Systems Group selects, manages and integrates services provided by its business units and third parties to customers and often monitors third party services to ensure the quality of the service performed. The Cleaning Systems Group also relieves its customers from the burden of finding and monitoring the contractor or in-house labor providing services.

Customers

   The customers of the Cleaning Systems Group include retail chain stores, grocery stores, office buildings, industrial plants, banks, department stores, warehouses, educational and health facilities, restaurants, and airport terminals throughout the United States. The Cleaning Systems Group often provides services to a customer under a contractual arrangement on a regional or national basis. The Cleaning Systems Group's customers include MCI WorldCom, Wal-Mart, Safeway, UPS, Target, TJX Corporation, Wachovia Banks and Kmart. No single customer accounts for more than 7% of the Cleaning Systems Group's fiscal 2000 revenues.

                           GLOBAL TECHNOLOGIES GROUP

Services

   The Global Technologies Group specializes in the selection, design, construction, installation and maintenance of high-tech, mission-critical sites and their systems. The Global Technologies Group provides complete, comprehensive end-to-end solutions for mission-critical facilities to its clients, which include facilities-based telecommunications carriers, internet service provider ("ISP") and application service provider ("ASP") facilities, and national companies with large data center operations and infrastructure needs. The Global Technologies Group provides services to its clients in specialized areas such as physical design configuration, growth modeling, mechanical and electrical load analysis, and supporting infrastructure design. Its capabilities touch each aspect of the facility project cycle, beginning with technology consulting during the facility planning process, continuing through the design, build-out and commissioning stages, until on-going facility systems maintenance and services are required, which often include the installation and upgrading of communications infrastructure. After the facility has been constructed, the Global Technologies Group's contract administrators manage systems reliability programs from the Encompass National Call Center in Beltsville, Maryland. The Global Technologies Group utilizes the Company's Electrical Technologies Group, Mechanical Services Group, Industrial Services Group and Cleaning Services Group at the regional level to perform installation, servicing and maintenance of these customer facilities.

Customers

   The customers of the Global Technologies Group include facilities-based telecommunication carriers, ISP and ASP facilities and national companies with large data center operations and infrastructure needs.

   The Global Technologies Group is seeking to expand the services it provides to building owners and operators through a national accounts marketing effort focusing on entities that are responsible for the design, construction or operation of mission-critical facilities located throughout the United States. The Global Technologies Group's customers include MCI WorldCom, COLO.COM, Nextel, Sprint, Global Crossing/Frontier Communications, Global One Communications and Qwest Communications International. COLO.COM, Global Crossing/Frontier Communications, Qwest Communications International and Global One Communications account for approximately 37%, 15%, 13% and 10%, respectively, of the Global Technologies Group's fiscal 2000 revenues. No other customer accounts for more than 5% of the Global Technologies Group's fiscal 2000 revenues.

                                  OPERATIONS

   In providing maintenance, repair and replacement services, the Company uses specialized systems to log service orders, schedule service calls, identify and ready the necessary parts and equipment, track the work order, provide information for communication with the service technicians and customers, and prepare accurate invoices. Service histories and specific product information are generally accessible to the dispatcher in a database that may be searched by customer name or address. Maintenance, repair and replacement calls are initiated when a customer requests emergency repair service or the Company calls the client to schedule periodic service agreement maintenance. Service technicians are scheduled for the call or routed to the customer's business or residence by the dispatcher via a scheduling board or daily work sheet (for non-emergency service) or through cellular telephone, pager or radio. Service personnel work out of the Company's service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call travels to the business or residence, interviews the customer, diagnoses the problem, presents the solution, obtains agreement from the customer and performs the work. The Company offers service contracts whereby the customer pays an annual or semiannual fee for periodic diagnostic and preventive services. The customers under service contracts receive priority service and specific discounts from standard prices for repair and replacement services. A portion of the Company's service work is done to satisfy manufacturers' equipment warranties. For such services, the Company is generally compensated by the manufacturer responsible for the defective equipment under warranty.

   Commercial construction projects begin with a design request from the owner or general contractor. Initial meetings with the parties allow the contractor to prepare preliminary and then more detailed design specifications, engineering drawings and cost estimates. Once a project is awarded, it is conducted in pre-agreed phases and progress billings are rendered to the owner for payment, less a retainage. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of materials to the job sites, scheduling of work crews with the necessary skills, and inspection and quality control) is coordinated in these same phases. The Company has established a policy to review and approve any new installation project by a business unit that exceeds 5% of the business unit's prior year's annual revenues or is scheduled to exceed one year in duration. The Company will generally perform new installation work using personnel who work for one of the Electrical Technologies or Mechanical Services Group's 102 locations. However, the Company may subcontract with other contractors to perform work in locations where the Company does not have a facility or in instances where the Company's backlog requires additional resources.

   Through its Industrial Services Group the Company performs in-plant services and capital construction projects to selected industrial customers. This work typically includes management, labor, material and equipment for supplemental maintenance, turnarounds and capital construction projects. The work is scheduled and executed in accordance with the site-specific requirements. Contract terms are either lump sum or rates negotiated annually. Payment is on work completed against milestones. The Company may self perform the work or subcontract with other contractors depending on the scope of services required as well as availability of an existing trained work force.

   Residential service technicians may carry a Customer Assurance Pricing manual developed by the Company which specifies the labor, equipment and parts required to fulfill certain tasks and the associated flat rate prices for those tasks. This manual is custom generated for each business unit from a database containing over 15,000 different repair operations and is regularly updated for price changes. This "flat rate pricing" strategy allows the Company to monitor margins and labor productivity at the point of sale, while increasing the level of customer satisfaction by demonstrating greater fairness and objectivity in pricing. Payment for maintenance, repair and replacement services not covered by a warranty or service contract is generally requested in cash, check or credit card at the service location.

   The Cleaning Systems Group assigns regional contract managers to each customer. The contract managers determine whether to perform the work internally or to utilize the Group's existing network of 425 cleaning companies to subcontract duties. Each of the Cleaning Systems Group's three major divisions (retail, commercial and industrial) use the subcontractor network whenever possible because of the proven benefits (reliability, quality, consistency and customer preference) of using the local workforce. The Cleaning Systems Group's Quality Measurement System measures the quality of cleaning and customer support efforts. In addition, the group runs a "24/7" call center to handle any emergency cleaning requests and has a national computer network to respond quickly and appropriately to customer requests.

Sources of Supply

   The raw materials and components used by the Company include HVAC system components, ductwork, steel sheet metal, copper tubing and piping, electrical cabling, switchgear, panels and generators, fiber optic cable and related hardware (routers, hubs, switches). These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Chillers for large applications typically have the longest delivery time and generally have lead times of up to three to four months. The major components of HVAC systems are condensing units, air handling units and chillers that are manufactured primarily by Trane Air Conditioning Company, Carrier Corporation, and York Heating and Air Conditioning Company. The major suppliers of control systems are Honeywell Inc., Johnson Controls, Inc. and Andover Control Corporation. The major suppliers of electrical components include Siemens, General Electric and Stewart/Stevenson. The Company is not materially dependent on any of these outside sources.

Employees

   Through its various business units, the Company currently has approximately 34,000 full and part-time employees. In the course of performing installation work, the Company may utilize the services of subcontractors. Approximately 4,700 employees (in 22 of the Company's business units) are members of unions and work under collective bargaining agreements. The collective bargaining agreements have expiration dates between March 2001 and June 2007. The Company believes that its relationships with its employees and the employees of its business units are generally satisfactory.

Seasonality

   The Company's mechanical and electrical services business tends to be affected adversely by moderate weather patterns. Comparatively warm winters and cool summers reduce the demand for its maintenance, repair and replacement services. Additionally, its new installation business, both commercial and residential, is affected adversely by extremely cold weather and large amounts of rain. As a result, the Company expects that its revenues and operating results will be lowest in the first calendar quarter of the year. Prolonged weather conditions or seasonal variations may cause unpredictable fluctuations in operating results.

Backlog

   At December 31, 2000 and 1999, the Company's backlog of work was approximately $1.7 billion and $0.8 billion, respectively. Of the December 31, 2000 backlog, approximately $883 million related to the operations of the Electrical Technologies Group, $600 million related to the operations of the Mechanical Services Group, $129 million related to the operations of the Industrial Services Group, $67 million to the operations of the Global Technologies Group and $51 million to the operations of the Residential Services Group. The Cleaning Systems Group does not record work backlog. The Company expects that it will complete a substantial portion of the existing backlog at December 31, 2000 during 2001.

Competition

   The facility services industry is highly competitive. The Company believes that the principal competitive factors in the facility services industry are
(i) timeliness, reliability and quality of services provided, (ii) range of services offered, (iii) market share and visibility and (iv) price. The Company believes its strategy of creating a leading national provider of comprehensive services directly addresses these factors. The ability of the Company to employ, train and retain highly motivated field personnel and service technicians to provide quality services should be enhanced by its ability to utilize professionally managed recruiting and training programs. In addition, the Company expects to offer compensation, health and savings benefits that are more comprehensive than most offered in the industry. Competitive pricing is possible through purchasing economies and other cost saving opportunities that exist across each of the service lines offered and from productivity improvements.

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

   A large number of state and local regulations governing the residential services trades require various permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all the Company's service technicians who work in the geographic area covered by the permit or license.

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

   Capital expenditures related to environmental matters during the fiscal years ended December 31, 2000, 1999 or 1998 were not material. The Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by the Company which may be material.

Item 2. Properties.

   Encompass's executive offices are located in leased office space at 3 Greenway Plaza, Suite 2000, Houston, Texas 77046.

   The Company's vehicle fleet is estimated to be approximately 10,000 owned or leased service trucks, vans and support vehicles. It believes these vehicles generally are well-maintained, ordinary wear and tear excepted, and adequate for the Company's current operations.

   The Company conducts its business from over 200 facilities, substantially all of which are leased under agreements with remaining terms up to 16 years from the date hereof on terms the Company believes to be commercially reasonable. A majority of the Company's facilities are leased from certain former shareholders (or entities controlled by certain former shareholders) of its subsidiaries. The provisions of the leases are on terms the Company believes to be at least as favorable to the Company as could have been negotiated by the Company with unaffiliated third parties. The Company believes the owned and leased facilities are adequate to serve its current level of operations.

   The Company believes that it has generally satisfactory title to the property owned by it, subject to the liens for current taxes, liens incident to minor encumbrances and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such property in its business. Additionally, substantially all assets of the Company and the capital stock of its subsidiaries are subject to a lien under its credit facility.

Item 3. Legal Proceedings.

   The Company is a party to various legal proceedings. It is not possible to predict the outcome of these matters. However, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   Encompass did not submit any matter to a vote of its security holders during the fourth quarter of 2000.

Item 4A. Executive Officers of the Registrant.

   The following table sets forth certain information concerning the executive officers of Encompass as of March 1, 2001:

          Name           Age                       Position
          ----           ---                       --------
J. Patrick Millinor,      55 Chairman of the Board; Director
 Jr.....................
Joseph M. Ivey..........  42 President and Chief Executive Officer; Director
Henry P. Holland........  52 Executive Vice President and Chief Operating Officer
Chester J. Jachimiec....  46 Senior Vice President, Corporate Development and
                             Planning
Darren B. Miller........  41 Senior Vice President, Chief Financial Officer
Daniel W. Kipp..........  41 Senior Vice President, Chief Information and
                             Administrative Officer
Gray H. Muzzy...........  47 Senior Vice President, General Counsel and Secretary
L. Scott Biar...........  38 Vice President, Chief Accounting Officer
Jeanne Buchanan.........  48 Vice President, Corporate Communications
Keith Kirk..............  40 Vice President, Purchasing
Todd Matherne...........  46 Vice President, Treasurer
Steven C. Ronilo........  50 Vice President, Human Resources
John Garofalo...........  56 President, Residential Services Group
William P. Love, Jr.....  41 President, Electrical Technologies Group (until
                             March 31, 2001)
Ray Naizer..............  48 President, Electrical Technologies Group (as of
                             April 1, 2001)
Patrick L. McMahon......  52 President, Industrial Services Group
Thomas P. Rosato........  49 President, Global Technologies Group
Michael Sullivan........  53 President, Cleaning Systems Group
Robert Tyler............  51 President, Mechanical Services Group

   J. Patrick Millinor, Jr. became Chairman of the Board of Encompass in February 2000. In October, 2000, Mr. Millinor assumed the status of a non-executive Chairman. He previously served as Chief Executive Officer of Encompass from April 1997 to February 2000 and as President from October 1996 to August 1997. He has also been a director of Encompass since October 1996. From September 1994 to October 1996, Mr. Millinor worked directly for Gordon Cain, a major stockholder in Encompass, assisting in the formation and management of Agennix Incorporated and Lexicon Genetics, two biotechnology companies. He currently serves as a director of Agennix Incorporated, Applied Veterinary Systems, Inc. and Haelan Health(R) Corporation.

   Joseph M. Ivey became President and Chief Executive Officer and a director of Encompass in February 2000. Prior to the Merger, he served as President and Chief Executive Officer of Building One from February 1999 to February 2000. He also served as a Director of Building One from October 1998 to February 2000. From September 1998 to February 1999, Mr. Ivey served as the President of the Building One mechanical group.

Prior to joining Building One, Mr. Ivey served as the Chairman and Chief Executive Officer of Encompass Mechanical Services Southeast, Inc. (formerly known as Ivey Mechanical Company, Inc.), a mechanical services company and wholly-owned subsidiary of Encompass acquired by Building One in 1998. Mr. Ivey also serves as a Director of 1st M&F Corp., and as a Trustee of Freed-Hardeman University.

   Henry P. Holland became Executive Vice President and Chief Operating Officer of Encompass in October 2000. Previously, he served as President and Chief Operating Officer of Metamor Worldwide (now PSINet Consulting Solutions) from June 1999 to June 2000 when the company was sold to PSI Net. Prior to joining Metamor, Mr. Holland served as Executive Vice President of Landmark Graphics, the leading supplier of decision-making software and services for the oil and gas industry, from 1994 to 1999.

   Chester J. Jachimiec became Senior Vice President, Corporate Development and Planning of Encompass in February 2000. From October 1996 through February 2000, he served as Executive Vice President, Acquisitions of Encompass. From February 1994 to October 1996, Mr. Jachimiec served as the Director of Acquisitions & Investments for Tenneco Energy.

   Darren B. Miller became Senior Vice President of Encompass in February 2000. From July 1998 to February 2000, he served as Executive Vice President of Encompass and from October 1996 until July 1998 as Senior Vice President. He has also served as Chief Financial Officer of Encompass since October 1996. From 1989 to 1996, Mr. Miller served in several capacities at Allwaste, Inc., an industrial service company, including Vice President, Treasurer and Controller from 1995 to 1996.

   Daniel W. Kipp became Senior Vice President, Chief Information and Administrative Officer of Encompass in January 2001. From February 2000 to January 2001, he served as Senior Vice President, Treasurer and Chief Information Officer of Encompass. From July 1998 to February 2000, he served as Senior Vice President and Chief Accounting Officer of Encompass and as Vice President and Corporate Controller from February 1997 to July 1998. From February 1994 until February 1997, Mr. Kipp was a sales executive with American Sterling, a provider of hazard insurance outsourcing services to the mortgage banking industry.

   Gray H. Muzzy became Senior Vice President, General Counsel and Secretary of Encompass in April 2000. From January 1989 to April 2000, Mr. Muzzy was a partner with the Houston-based law firm of Bracewell & Patterson, L.L.P. Mr. Muzzy provided legal representation to a variety of industries, including real estate, oil and gas, software, chemical, banking and insurance.

   L. Scott Biar became Vice President and Chief Accounting Officer of Encompass in August 2000. From June 1998 to June 2000, Mr. Biar was Vice President and Corporate Controller of Corporate Brand Foods America. He was Corporate Controller of Weatherford International, Inc., from October 1995 to June 1998.

   Jeanne Buchanan became Vice President, Corporate Communications, of Encompass in January 2000. Prior to joining Encompass, she served as Vice President, Corporate Communications, of PennzEnergy Company from January 1999 until October 1999. She previously served as Vice President, Investor Relations, of United Meridian Corporation from 1993 until January 1999.

   Keith Kirk became Vice President, Purchasing of Encompass in February 2000. From October 1998 to February 2000 he served as Encompass' Vice President, Supplier Relations and as Director, Supplier Relations, from October 1997 to October 1998. Prior to joining Encompass, Mr. Kirk was Director, Supply Management, with Bristol Compressors, an equipment manufacturer, from 1995 to October 1997.

   Todd Matherne became Vice President and Treasurer of Encompass in January 2001. During 2000, he was co-founder and advisor to US Farm and Ranch Supply Company, Inc. From April 1995 to December 1999, Mr. Matherne served in senior financial and operations roles with Service Corporation International, most recently as Senior Vice President, Treasurer and Interim Chief Financial Officer.

   Steven C. Ronilo became Vice President, Human Resources, of Encompass in February 2000. He previously served Encompass as its Senior Vice President, Human Resources, from April 1999 until February 2000. From October 1997 until April 1999, Mr. Ronilo was employed by Amerra Health Services, Inc., a national health care provider with 384 facilities in 22 states, as Vice President of Human Resources. From March 1990 until October 1997, he served as Senior Vice President of Human Resources and Education for Regency Health Services, Inc., a California-based company with 168 facilities in six states.

   John Garofalo became President of Encompass' Residential Services Group in April 2000. From January 2000 to April 2000, Mr. Garofalo served Encompass as Director of Operations of its Residential Services Group and from November 1998 to January 2000 as Director of Marketing of the Residential Services Group. From January 1998 to November 1998, Mr. Garofalo was Vice President of consumer sales and service for Airtron, Inc., a wholly-owned subsidiary of Encompass acquired in 1997.

   William P. Love, Jr. became President of Encompass' Electrical Technologies Group, and a director of Encompass, in February 2000. Prior to the merger in February 2000, he served as President of Building One's mechanical and electrical group from March 1998 to February 2000. From September 1980 to March 1998, Mr. Love served as the President and Chief Executive Officer of SKC Electric, Inc., an electrical installation and maintenance services company and a wholly-owned subsidiary of Encompass, acquired by Building One in 1998. He also served as a Director of Building One from March 1998 to February 2000. In February 2001, Mr. Love announced that he would resign from Encompass effective as of March 31, 2001.

   Ray Naizer will become President of Encompass' Electrical Technologies Group effective as of April 1, 2001. Previously, Mr. Naizer served as President of Encompass Electrical Technologies of Texas, Inc. (formerly Walker Engineering, Inc.), a wholly-owned subsidiary of Encompass acquired by Building One in 1998, from December 2000 to March 2001. He previously served as Executive Vice President of operations of Encompass Electrical Technologies of Texas, Inc. for more than five years.

   Patrick L. McMahon became President of Encompass' Industrial Services Group in February 2000. From July 1999 to February 2000, he was Executive Vice President and Chief Operating Officer of the Industrial Business Unit of Building One's Mechanical and Electrical Group. From October 1998 to July 1999, Mr. McMahon was a management consultant with respect to outsourcing maintenance operations and served as President and Chief Operating Officer of Professional Services Group, a subsidiary of Air & Water Technologies, between May 1995 and October 1998.

   Thomas P. Rosato became President of Encompass' Global Technologies Group in February 2000. From January 1999 to February 2000, he was President of Total Site Solutions, a division of Encompass performing mission-critical services, and was also responsible for developing the national accounts business of Encompass. He had previously served as President of Commercial Air, Power & Cable, Inc., a wholly-owned subsidiary of Encompass acquired in 1998, for more than five years.

   Michael Sullivan became President of Encompass' Cleaning Systems Group in February 2000. From November 1998 to February 2000 he was chairman of the Building One Service Solutions Group. From 1980 to November 1998, Mr. Sullivan served as President and Chief Executive Officer of Sullivan Service Company, a wholly-owned subsidiary of the Company acquired by Building One in 1998.

   Robert Tyler became President of Encompass' Mechanical Services Group in April 2000. From February 2000 to April 2000, he served as President of the Residential Services Group of Encompass. Previously he served as Senior Vice President of Encompass' Residential Services Group from June 1998 to February 2000. From February 1994 until June 1998, he was Vice President, Sales, for Amana Heating and Air Conditioning, a manufacturer of HVAC equipment.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Common Stock of Encompass is listed for trading on the New York Stock Exchange (the "NYSE") under the symbol "ESR." As of February 28, 2001, there were 63,905,580 shares of Common Stock outstanding, held by approximately 880 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

Sales Prices of Common Stock

   The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE (as reported by Pink Sheets, LLC (formerly known as National Quotation Bureau, LLC)) for the periods indicated. For periods prior to the Merger, the prices shown are those of GroupMAC shares:

                                                                  High     Low
                                                                -------- -------
Year ended December 31, 1999
1st quarter.................................................... $15.4375 $ 9.875
2nd quarter....................................................  14.4375  10.75
3rd quarter....................................................  14.4375   9.75
4th quarter....................................................  12.25     7

Year ended December 31, 2000
1st quarter.................................................... $10.625  $ 5.75
2nd quarter....................................................   7.4375   4.625
3rd quarter....................................................   8.25     4.75
4th quarter....................................................   8        3.25

Dividends

   Under applicable corporate law, Encompass may pay dividends out of surplus (as defined under the Texas Business Corporation Act). Encompass has not paid a dividend on the Common Stock since its incorporation and does not anticipate paying any dividends on the Common Stock in the foreseeable future because it intends to retain any earnings to finance the expansion of its business, to repay indebtedness and for general corporate purposes. Under the terms of Encompass' 7.25% Convertible Preferred Stock, the holders of the Convertible Preferred Stock are entitled to receive in the aggregate dividends of approximately $18.6 million per year, payable quarterly. However, Encompass has the option, until March 2003, of deferring the payment of dividends on the Convertible Preferred Stock without any adverse consequences other than a compounding of the dividends payable in the future. Encompass has elected to defer the payment of the dividends payable to date and that would otherwise be payable on March 31, 2001.

   Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, Encompass' earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. Encompass' revolving credit facility prohibits the payment of dividends without the consent of the lenders, Encompass' indenture relating to the 10 1/2% Senior Subordinated Notes due 2009 assumed in connection with the Merger (the "Senior Subordinated Notes") places restrictions on the ability of Encompass to pay dividends other than dividends on its Convertible Preferred Stock, and the holders of the Convertible Preferred Stock must approve payment of dividends on the Common Stock in excess of five percent of the value of the Common Stock during any twelve month period. For additional information concerning the Company's revolving credit facility and the Senior Subordinated Notes, see Note 5 to the Consolidated Financial Statements included under Item 8 of this Annual Report.

Item 6. Selected Financial Data.

   Except as discussed below, the following selected financial data have been derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto, included elsewhere herein.

   As discussed in Notes 1 and 3 of Notes to Consolidated Financial Statements, the financial results for periods prior to the Merger reflect the historical results of Building One. Per share results for such periods presented below have been adjusted to reflect the 1.25 exchange ratio applied in the Merger. Since Building One was formed in late 1997, the financial data for 1997 and 1996 presented below reflect only the operating results of three businesses acquired by Building One in 1998 under the pooling-of-interests method of accounting. The balance sheet data as of December 31, 1996 have been derived from the unaudited financial statements of such acquired businesses.

                                    For the Years Ended December 31,
                             -------------------------------------------------
                                2000        1999       1998    1997     1996
                             ----------  ----------  -------- -------  -------
                                 (in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues...................  $4,099,434  $1,772,584  $809,601 $70,101  $63,202
Gross Profit...............     716,829     353,467   173,376  11,244    9,538
Selling, General and
 Administrative Expenses...     452,319     204,728   100,539  11,776    8,803
Amortization of Goodwill
 and Other Intangible
 Assets....................      33,599      16,004     7,653      --       --
Merger and Related
 Charges...................       7,800          --        --      --       --
Costs to Exit Certain
 Activities and Related
 Costs.....................      12,200          --        --      --       --
Restructuring and
 Recapitalization Charges..          --       8,020        --      --       --
                             ----------  ----------  -------- -------  -------
Income (Loss) from
 Operations................     210,911     124,715    65,184    (532)     735
Interest Income (Expense),
 Net.......................     (87,242)    (29,875)   18,319   1,848     (224)
Other Income (Expense),
 Net.......................        (571)        249        80     221      (83)
                             ----------  ----------  -------- -------  -------
Income Before Income Tax
 Provision.................     123,098      95,089    83,583   1,537      428
Income Tax Provision.......      59,745      42,027    36,120      94       13
                             ----------  ----------  -------- -------  -------
Income Before Extraordinary
 Loss......................      63,353      53,062    47,463   1,443      415
Extraordinary Loss, Net of
 Tax.......................      (8,057)         --        --      --       --
                             ----------  ----------  -------- -------  -------
Net Income.................      55,296      53,062    47,463   1,443      415
Less Convertible Preferred
 Stock Dividends...........     (16,568)         --        --      --       --
                             ----------  ----------  -------- -------  -------
Net Income Available to
 Common Shareholders.......  $   38,728  $   53,062  $ 47,463 $ 1,443  $   415
                             ==========  ==========  ======== =======  =======
Income Before Extraordinary
 Loss Per Share:
  Basic....................  $      .79  $     1.28  $    .95 $   .20  $   .26
  Diluted..................  $      .77  $     1.21  $    .93 $   .20  $   .24
Net Income Per Share:
  Basic....................  $      .65  $     1.28  $    .95 $   .20  $   .26
  Diluted..................  $      .63  $     1.21  $    .93 $   .20  $   .24
Weighted Average Shares
 Outstanding:
  Basic....................      59,234      41,538    49,885   7,104    1,613
  Diluted..................      61,089      46,406    51,161   7,332    1,757

                                                December 31,
                              ------------------------------------------------
                                 2000       1999       1998      1997    1996
                              ---------- ---------- ---------- -------- ------
                                   (in thousands, except per share data)
BALANCE SHEET DATA:
Cash and Cash Equivalents.... $   10,094 $   17,085 $  213,096 $528,972 $  303
Working Capital..............    503,557    220,431    307,390  528,235     67
Total Assets.................  2,699,612  1,313,754  1,043,922  539,159  9,629
Total Debt...................    967,411    600,178      5,454    3,232  3,436
Mandatorily Redeemable
 Convertible Preferred
 Stock.......................    269,009         --         --       --     --
Shareholders' Equity.........    763,875    428,757    837,537  529,480  1,578

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Encompass, a Texas corporation, was formed to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets. On February 22, 2000, the shareholders of GroupMAC and Building One approved the Merger of the two companies. In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation.

   GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquiror and, accordingly, the Merger was accounted for as a "reverse acquisition". Under this method of accounting, Encompass' historical results for periods prior to the Merger are the same as Building One's historical results. See the Notes to Consolidated Financial Statements appearing elsewhere herein for further discussion of the Merger.

   The Company (reflecting the operations of both Building One and GroupMAC) has historically derived revenues from providing services for electrical, mechanical and other systems to electrical/mechanical/industrial and residential customers and providing janitorial and maintenance management services. The Company recognizes maintenance, repair and replacement revenues, including janitorial and maintenance management services, as services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. The Company generally accounts for revenues from fixed price installation and retrofit contracts on a percentage-of-completion basis using the cost-to-cost method. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Results of Operations

Year ended December 31, 2000 compared to Year ended December 31, 1999

   Revenues. Revenues increased $2,326.8 million, or 131%, to $4,099.4 million for the year ended December 31, 2000 from $1,772.6 million for the year ended December 31, 1999. This increase in revenues is attributable to the following:

  . $1,865.5 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $140.6 million relates to the incremental revenues contributed in the year ended December 31, 2000 by electrical, mechanical and industrial companies acquired during or subsequent to the year ended December 31, 1999.

  .   $301.3 million relates to internal growth in the Electrical
      Technologies, Mechanical Services and Industrial Services Groups. This increase primarily relates to volume increases in the Midwest, California, Arizona, Colorado and Texas markets.

  .   $19.4 million relates to internal growth in the Cleaning Systems Group.

   Gross profit. Gross profit increased $363.3 million, or 103%, to $716.8 million for the year ended December 31, 2000 from $353.5 million for the year ended December 31, 1999. This increase in gross profit is attributable to the following:

  . $340.1 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $29.3 million relates to the incremental gross profit contributed in the year ended December 31, 2000 by electrical, mechanical and industrial companies acquired during or subsequent to the year ended December 31, 1999.

  . Partially offsetting the above increases was a $6.1 million decrease in same store results related primarily to the negative impact of job contract losses in the California operations of the Electrical Technologies Group and economic softness in the Southeastern United States.

   The Company has or will eliminate 11 business units by closing, selling or merging them with other Encompass locations. Excluding the results of the units to be eliminated, the gross profit of the Company would have been $729.3 million for the year ended December 31, 2000, $12.5 million higher than reported results including these units, and $350.8 million for the year ended December 31, 1999, $2.7 million lower than reported results including these units.

   Gross profit margin decreased to 17.5% for the year ended December 31, 2000 compared to 19.9% for the year ended December 31, 1999. This decline primarily resulted from the decreased profitability of the 11 business units to be eliminated and from a local management focus on achieving targeted growth levels that drove significant revenue growth at the expense of margin preservation. In addition, management believes that, during the first half of 2000, issues related to the Merger caused a significant amount of distraction among the operating leadership of the Company. In addition, the Merger resulted in a higher proportion of revenues for the year ended December 31, 2000 from mechanical and industrial companies, which traditionally have lower gross margins than electrical companies.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $247.6 million, or 121%, to $452.3 million for the year ended December 31, 2000 from $204.7 million for the year ended December 31, 1999. This increase in these expenses is attributable to the following:

  . $205.8 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $15.4 million relates to the incremental selling, general and administrative expense incurred in the year ended December 31, 2000 by electrical, mechanical and industrial companies acquired during or subsequent to the year ended December 31, 1999.

  .   $13.5 million relates to internal growth in the Electrical
      Technologies, Mechanical Services, Industrial Services and Cleaning Systems Groups. This increase primarily relates to supporting the revenue growth in the Texas, California, Arizona and Colorado markets.

  . $12.9 million relates to incremental corporate overhead, net of certain insurance cost synergies recorded at the corporate level, resulting from the acquisition of GroupMAC.

   As previously discussed, the Company has or will eliminate 11 business units by closing, selling or merging them with other Encompass locations. Excluding the results of these units, the selling, general and administrative expenses of the Company would have been $434.2 million for the year ended December 31, 2000, $18.1 million lower than reported results including these units, and $199.7 million for the year ended December 31, 1999, $5.0 million lower than reported results including these units. The costs of these units include normal operating costs, bad debt expenses and other costs related to eliminating the businesses.

   As a percentage of revenues, selling, general and administrative expenses decreased to 11.0% for the year ended December 31, 2000 from 11.5% for the year ended December 31, 1999. This decrease is a result of leveraging corporate, regional and operating unit overhead over a larger revenue base.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets for the year ended December 31, 2000 increased $17.6 million, or 110%, to $33.6 million from $16.0 million for the year ended December 31, 1999. This increase primarily relates to (i) the GroupMAC businesses that were acquired in the Merger and (ii) the companies acquired during or subsequent to the year ended December 31, 1999.

   Merger and related charges. In connection with the Merger, the Company recorded $7.8 million of costs and expenses related to severance and office closing costs. These costs relate to the closing of Building One's corporate headquarters in Minneapolis, Minnesota and the resulting consolidation with the GroupMAC corporate office in Houston, Texas. These costs are more fully described in Note 3 in the Notes to Consolidated Financial Statements included herein.

   Costs to exit certain activities and related costs. In the first quarter of 2000, the Company recorded $12.2 million of costs and expenses related to the shutdown of certain operations, the reorganization of other operations and other costs resulting from the Merger. These costs are more fully described in
Note 3 in the Notes to Consolidated Financial Statements included herein.

   Restructuring and recapitalization charges. Restructuring and recapitalization charges were $8.0 million for the year ended December 31, 1999. These charges included $2.8 million relating to compensation expense for stock options exercised and the underlying shares of common stock repurchased in Building One's recapitalization plan during 1999, and $5.2 million of restructuring charges pertaining to the relocation of Building One's then existing corporate headquarters and integration of the cleaning systems operations. These costs are more fully described in Note 12 in the Notes to Consolidated Financial Statements included herein.

   Other income and expense. Other income and expense activity can be summarized as follows:

  . Net interest expense increased $57.3 million to $87.2 million for the year ended December 31, 2000 from $29.9 million for the year ended December 31, 1999. This change is primarily the result of increased borrowings related to the Merger and other acquisitions.

  . The loss on sale of marketable securities of $1.0 million relates to the sale of a marketable security held by one of the Company's subsidiaries during the first quarter of 2000.

   Income tax provision. The income tax provision increased $17.7 million to $59.7 million for the year ended December 31, 2000 from $42.0 million for the year ended December 31, 1999. This increase primarily relates to the increased pretax earnings. The increase in the effective tax rate from 44.2% in 1999 to 48.5% in 2000 results primarily from higher non-deductible goodwill amortization as a proportion of pre-tax income.

   Extraordinary loss, net. The net of tax extraordinary loss of $8.1 million for the year ended December 31, 2000 relates to the write-off of deferred debt issuance costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were repayed in connection with the Merger.

Year ended December 31, 1999 compared to Year ended December 31, 1998

   Revenues. Revenues increased $963.0 million, or 119%, to $1,772.6 million for the year ended December 31, 1999 from $809.6 million for the year ended December 31, 1998. This increase in revenues is attributable to the following:

  . $769.4 million relates to the incremental revenues contributed in the year ended December 31, 1999 by electrical, mechanical, industrial and cleaning systems companies acquired during or subsequent to the year ended December 31, 1998.

  .   $193.6 million relates to internal growth in the Electrical
      Technologies, Mechanical Services, Industrial Services and Cleaning Systems Groups. This increase relates primarily to volume increases in the Colorado, Southeast, Midwest, Texas and California markets.

   Gross profit. Gross profit increased $180.1 million, or 104%, to $353.5 million for the year ended December 31, 1999 from $173.4 million for the year ended December 31, 1998. This increase in gross profit is attributable to the following:

  . $145.8 million relates to the incremental gross profit contributed in the year ended December 31, 1999 by electrical, mechanical, industrial and cleaning systems companies acquired during or subsequent to the year ended December 31, 1998.

  .   $34.3 million relates to internal growth in the Electrical
      Technologies, Mechanical Services, Industrial Services and Cleaning Systems Groups.

   Gross profit margins decreased to 19.9% for the year ended December 31, 1999 compared to 21.4% for the year ended December 31, 1998. This decline is primarily the result of acquisition-related growth of revenues from mechanical and industrial companies, which traditionally have lower gross margins than electrical companies.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $104.2 million, or 104%, to $204.7 million for the year ended December 31, 1999 from $100.5 million for the year ended December 31, 1998. This increase in these expenses is attributable to the following:

  . $78.7 million relates to the incremental selling, general and administrative expense incurred in the year ended December 31, 1999 by electrical, mechanical, industrial and cleaning systems companies acquired during or subsequent to the year ended December 31, 1998.

  . $11.1 million relates to incremental corporate overhead, net of certain insurance cost synergies recorded at the corporate level.

  .   $14.4 million relates to internal growth in the Electrical
      Technologies, Mechanical Services, Industrial Services and Cleaning Systems Groups.

   As a percentage of revenues, selling, general and administrative expenses decreased to 11.5% for the year ended December 31, 1999 from 12.4% for the year ended December 31, 1998. This decrease is a result of leveraging corporate, regional and operating unit overhead over a larger revenue base.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets for the year ended December 31, 1999 increased $8.3 million, or 109%, to $16.0 million from $7.7 million for the year ended December 31, 1998. This increase primarily relates to the companies acquired during or subsequent to the year ended December 31, 1998.

   Restructuring and recapitalization charges. Restructuring and recapitalization charges were $8.0 million for the year ended December 31, 1999. These charges include $2.8 million relating to the compensation expense for stock options exercised and the underlying shares of common stock repurchased in Building One's recapitalization plan, and $5.2 million of restructuring charges pertaining to the relocation of Building One's then existing corporate headquarters and integration of the cleaning systems operations. These costs are more fully described in Note 12 in the Notes to Consolidated Financial Statements included herein.

   Other income and expense. Changes in other income and expense activity is primarily a result of net interest expense increasing $48.2 million to $29.9 million for the year ended December 31, 1999, from $18.3 million net interest income for the year ended December 31, 1998. The increase in net interest expense resulted from use of the Company's cash and incurrence of borrowings to provide the necessary funds for acquisitions and to purchase common stock under the tender offer in 1999.

   Income tax provision. The income tax provision increased $5.9 million to $42.0 million for the year ended December 31, 1999 from $36.1 million for the year ended December 31, 1998. This increase is attributable to the higher pre-tax earnings and a slightly higher effective tax rate as a result of increased non-deductible goodwill amortization as a proportion of pre-tax income. The effective tax rate was 44.2% and 43.2% for the years ended December 31, 1999 and 1998, respectively.

Seasonality and Cyclicality

   A significant portion of the Company's business involves installation of mechanical and electrical systems in newly constructed commercial, industrial and residential facilities. The portion of the Company's business related to new construction is subject to seasonal fluctuations. Specifically, the demand for the Company's contracting services involving new construction is generally lower during the winter months, when construction activities are reduced as a result of inclement weather in many areas of the United States. In addition, the demand for mechanical maintenance, repair and replacement services tends to also be lower in the winter months due to lower air conditioning usage during these months. Accordingly, the Company expects its revenues and operating results generally will be lowest in the first fiscal quarter of the year.

   Historically, the construction industry has also been highly cyclical. The level of new construction in the commercial and industrial sectors is affected by, among other things, local and national economic conditions, interest rates, inflationary concerns, capital market activities and governmental activities at the regional and national levels. Factors impacting the level of new residential construction tend to be regional in nature, and include general employment and personal income levels, the availability and cost of financing for new home buyers and the general economic outlook for a given geographic region.

   The Company performs contracting services related to new construction in a variety of industries including, among others, data and telecommunications, automotive, heavy industrial, residential housing, retail, health care, education, petrochemical refining, and sports and entertainment. Consequently, management believes that a temporary slowdown in new construction related to any one of these industries would not likely have a material impact on the Company's financial condition. However, concurrent downturns in new construction in multiple industries or geographic regions, or prolonged slowdowns in specific industries or geographic regions, could have a material adverse impact on the Company's business, including its financial condition, results of operations and liquidity.

Inflation

   Inflation did not have a significant effect on the results of operations for the years ended December 31, 2000, 1999 and 1998.

Liquidity and Capital Resources

   Historically, the Company has financed its operations and growth from proceeds from Building One's initial public offering in late 1997, internally generated working capital and borrowings from commercial banks or other lenders.

   On February 22, 2000, in connection with the Merger, the Company entered into an $800 million credit facility (the "New Credit Facility") and borrowed funds thereunder to repay (i) the outstanding borrowings of

Building One under its $350 million credit facility, (ii) $130 million of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its previous revolving credit facility. The New Credit Facility was expanded to $900 million during the second quarter of 2000, and includes a $500 million revolving credit facility (the "Revolving Credit Facility"), a $130 million term loan, a $170 million term loan and a $100 million institutional term loan (the "Term Credit Facilities"). Borrowings under the New Credit Facility bear interest at variable rates, as defined, and are secured by substantially all assets of the Company. Under the New Credit Facility, Encompass is required to maintain (i) a minimum Fixed Charge Coverage Ratio; (ii) a maximum ratio of senior debt to pro forma EBITDA (as defined); (iii) a maximum ratio of Funded Debt (as defined) to pro forma EBITDA (as defined); (iv) a minimum amount of Consolidated Net Worth (as defined); and (v) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At December 31, 2000, the Company was in compliance with all covenants required under the New Credit Facility. To date, neither the terms of the New Credit Facility and the indenture pursuant to which the senior subordinated notes were issued nor the debt represented thereby have materially restricted the Company's ability to finance operations or capital needs or to respond to changes in the Company's business or competitive activity.

   The Company has entered into interest rate swap agreements to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. During 2000, the Company entered into several agreements in the aggregate notional amount of $90 million. During January 2001, the Company entered into an additional agreement in the notional amount of $20 million. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At December 31, 2000 the Company's ratio of fixed rate debt to total debt was 21% and the weighted average interest rate on its total debt was 9.46%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at December 31, 2000, the ratio of fixed rate debt was 30% and the weighted average interest rate on its total debt was 9.45%.

   As of February 28, 2001, borrowings under the New Credit Facility were $767.5 million, providing capacity under the New Credit Facility, after certain letter-of-credit commitments, of approximately $125.1 million.

   In April 1999, the Company completed a private offering of $200 million of 10 1/2% senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009.

   The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company may redeem up to 35% of the outstanding Senior Subordinated Notes with money raised in equity offerings under certain circumstances. Upon a change of control of the Company (as defined in the indenture for the Senior Subordinated Notes), the holders of the Senior Subordinated Notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest. Additionally, the indenture governing the Senior Subordinated Notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of assets or merge or consolidate with another entity.

   Concurrent with the closing of the Merger, affiliates of Apollo Management, L.P. exchanged approximately $106 million of Building One convertible junior subordinated debentures and $150 million of cash for 256,191 shares of the Company's Convertible Preferred Stock. The Convertible Preferred Stock if not otherwise converted is redeemable in 2012, and is entitled to receive an annual dividend of 7.25% payable quarterly. The Company has the option of paying the dividend in cash or with additional preferred stock until February 2003. The Convertible Preferred Stock is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances. The proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger which allowed former GroupMAC shareholders to convert approximately 11.1 million shares of Encompass stock into cash.

   The Company's primary requirements for capital consist of funding contingent purchase price obligations from prior acquisitions, making strategic investments in businesses and funding internal growth. During the years ended December 31, 2000, 1999 and 1998, capital expenditures aggregated $45.4 million, $28.3 million and $11.3 million, respectively. The Company anticipates that capital expenditures in 2001 will range from $55 to $65 million. The Company anticipates that its cash flow from operations and borrowing capacity under the New Credit Facility will enable the Company to fund its normal working capital needs, debt service requirements and planned capital expenditures for 2001.

   For the years ended December 31, 2000, 1999 and 1998, the Company generated $60.2 million, used $0.5 million and generated $32.1 million of cash from operating activities, respectively. For the year ended December 31, 2000, net income and other non-cash charges generated $135.1 million compared to $88.0 million for the year ended December 31, 1999 and $60.7 million for the year ended December 31, 1998. Net changes in working capital and other operating accounts utilized $74.9 million for the year ended December 31, 2000, compared to $88.5 million in 1999 and $28.7 million in 1998, primarily to support the growth in the Company's operations in all its business segments.

   For the year ended December 31, 2000, the Company used $101.8 million of cash in investing activities compared to $189.1 million for the year ended December 31, 1999 and $242.3 million for the year ended December 31, 1998. Investing activities in 2000 principally consisted of $59.6 million paid for acquisitions, net of cash acquired, $45.4 million used for capital expenditures and $4.5 million used for strategic investments. Partially offsetting this amount was $2.4 million received from a sale of marketable securities and $5.3 million in proceeds from asset sales. Investing activities for the 1999 period included $161.1 million for acquisitions, net of cash acquired, and $28.3 million for capital expenditures. Investing activities for the 1998 period included $231.6 million for acquisitions, net of cash acquired, and $11.3 million for capital expenditures. Cash paid for acquisitions includes the payment of contingent consideration on businesses acquired in prior periods.

   On May 11, 1999, Building One completed its recapitalization plan under a tender offer, pursuant to which Building One repurchased approximately 30.8 million shares of Company common stock and 1.1 million shares of common stock underlying stock options for $564.4 million, including related expenses. This tender offer was primarily funded with proceeds from long-term debt borrowings.

   In conjunction with prior acquisitions, the Company entered into contingent consideration agreements. For the year ended December 31, 2000, $50.9 million and 2,327,098 shares have been earned related to contingent consideration and final purchase price settlements. The Company currently estimates that, in addition to the $11.4 million accrued at December 31, 2000, additional contingent consideration of approximately $10.0 million will become payable in 2001 through 2002, of which approximately $7.0 million is estimated to be payable in cash; however, management has the option to increase the cash component of the contingent consideration with respect to certain acquisition transactions under the terms of the respective agreements. For further discussion of contingent consideration, see Note 3 in the Notes to Consolidated Financial Statements included elsewhere herein.

New Accounting Pronouncements

   Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS No. 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Company has designated its swap agreements as cash flow hedges.

   Adoption of SFAS No. 133 at January 1, 2001 resulted in the recognition of approximately $2.4 million of derivative liabilities on the Company's balance sheet and $2.4 million of hedging losses included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle. Amounts were determined as of January 1, 2001 based on market quotes of the Company's interest rate swap agreements.

Forward Looking Statements

   This Annual Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: the level of demand for its services by multi-site customers; the level of interest rates which affects demand for the Company's services and its interest expense; working capital requirements; general economic conditions; as well as other factors listed in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   The table below provides scheduled principal payment and fair value information about the Company's market-sensitive financial instruments as of December 31, 2000 and 1999. In connection with the Merger, the Company refinanced borrowings under its old credit facility with proceeds from the New Credit Facility discussed previously. In addition, the Company issued 256,191 shares of Convertible Preferred Stock in exchange for its convertible junior subordinated debentures and $150 million in cash. The Company's major market risk exposure is interest rate volatility. All items described below are non-trading and are stated in U.S. dollars (in thousands). This information constitutes a "forward looking statement."

                                                                                       Fair Value
                                                                                           at
                                                                                      December 31,
   December 31, 2000:     2001    2002   2003    2004     2005   Thereafter  Total        2000
   ------------------    ------  ------ ------  ------  -------- ---------- --------  ------------
New Revolving Credit
 Facility............... $   --  $   -- $   --  $   --  $369,000  $     --  $369,000    $369,000
  Average rate..........                                                         (a)
New Term Credit
 Facilities............. $4,250  $4,000 $4,000  $4,000  $  4,000  $376,250  $396,500    $396,500
  Average rate..........                                                         (a)
Senior Subordinated
 Notes.................. $   --  $   -- $   --  $   --  $     --  $200,000  $200,000    $130,000
  Average rate..........                                                         (b)
Other Borrowings........ $1,555  $   -- $1,613  $2,500  $     --  $     --  $  5,668    $  5,668
  Average rate..........    9.5%           6.0%    7.5%

                                                                                       Fair Value
                                                                                           at
                                                                                      December 31,
   December 31, 1999:     2000    2001   2002    2003     2004   Thereafter  Total        1999
   ------------------    ------  ------ ------  ------  -------- ---------- --------  ------------
Old Revolving Credit
 Facility............... $   --  $   -- $   --  $   --  $166,500  $     --  $166,500    $166,500
  Average rate..........                                                         (c)
Old Term Credit
 Facility............... $1,250  $1,250 $1,250  $1,250  $119,063  $     --  $124,063    $124,063
  Average rate..........                                                         (c)
Senior Subordinated
 Notes.................. $   --  $   -- $   --  $   --  $     --  $200,000  $200,000    $194,000
  Average rate..........                                                         (b)
Convertible Junior
 Subordinated
 Debentures............. $   --  $   -- $   --  $   --  $     --  $105,103  $105,103    $105,103
  Average rate..........                                                         7.5%
Other Borrowings........ $6,700  $1,081 $  413  $  208  $     79  $    238  $  8,719    $  8,719
  Average rate..........                                                         8.0%

--------
(a) Borrowings under the Revolving Credit Facility and the Term Credit Facilities bear interest at a rate per annum, at the Company's option, of either (i) the Alternate Base Rate or (ii) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate, plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA (with all capitalized terms as defined in the New Credit Facility). The Eurodollar Rate is the rate defined in the New Credit Facility plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA. At December 31, 2000, the weighted average interest rate in effect for the Revolving Credit Facility and the Term Credit Facilities, including amortization of related debt issuance costs, was 9.0% and 9.2%, respectively.
    In October 2000, the Company entered into several interest rate swap agreements for a notional amount of $90 million for periods ranging from three to four years, to partially hedge its exposure to potential fluctuations in interest rates. Under these agreements, the Company will pay a fixed rate and will receive a variable rate which is reset every three months based on three month LIBOR. At December 31, 2000 the weighted average interest rate payable on the swap agreements was 8.43%. The aggregate fair value of these swap agreements at December 31, 2000, was a liability of approximately $2.4 million.
    Subsequent to December 31, 2000, the Company entered into an additional one-year interest rate swap on a notional amount totaling $20 million. The fixed rate that the Company will pay with respect to this swap agreement is 7.20%.
(b) The Senior Subordinated Notes are unsecured, mature May 1, 2009 and bear interest at 10.5% payable semi-annually. These notes were issued at 97.746%, or a discount of $4.5 million, which is being amortized to interest expense over the term of the notes. In addition, there are approximately $8.5 million in related debt issuance costs which are being amortized to interest expense over the ten-year life of the notes. The effect of the amortization of the discount and debt issuance costs increases the effective interest rate on the Senior Subordinated Notes to 11.1%.
(c) The Old Credit Facility incurred interest at the sum of the (i) applicable margin and (ii) at the option of the Company, either the "base rate" or the "eurodollar rate" (as defined in the Old Credit Facility). The base rate was to be the higher of (i) the rate that Bankers Trust Company announced from time to time as its prime lending rate, as in effect from time to time, and (ii) of 1% in excess of the overnight federal funds rate. The applicable margin was to be a percentage per annum equal to (i) in the case of term loans maintained as (x) base rate loans, 2.00%, and
    (y) eurodollar rate loans, 3.00%, and (ii) in the case of revolving loans maintained as (x) base rate loans, 1.50%, and (y) eurodollar rate loans, 2.50%, in each case subject to step-downs to be determined based on certain levels of financial performance. At December 31, 1999, the weighted average interest rate in effect for the Old Credit Facility borrowings, including amortization of related debt issuance costs of $9.5 million was 9.7%.

Item 8. Financial Statements and Supplementary Data.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  26
Report of Independent Accountants........................................  27
Consolidated Balance Sheets..............................................  28
Consolidated Statements of Operations....................................  29
Consolidated Statements of Shareholders' Equity and Other Comprehensive
 Income..................................................................  30
Consolidated Statements of Cash Flows....................................  31
Notes to Consolidated Financial Statements...............................  32

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Encompass Services Corporation:

   We have audited the accompanying consolidated balance sheet of Encompass Services Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and other comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encompass Services Corporation and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas
February 20, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders of
Encompass Services Corporation

   In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of shareholders' equity and other comprehensive income and of cash flows for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Encompass Services Corporation and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Encompass Services Corporation and its subsidiaries for any period subsequent to December 31, 1999.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 12, 2000

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (In thousands, except par value)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             2000        1999
                        ------                          ----------  ----------
Current Assets:
  Cash and cash equivalents............................ $   10,094  $   17,085
  Marketable securities................................         --       2,275
  Accounts receivable, net of allowance of $17,270 and
   $2,976, respectively................................    980,337     400,326
  Inventories..........................................     32,172      10,324
  Costs and estimated earnings in excess of billings on
   uncompleted contracts...............................    123,081      59,418
  Deferred tax assets..................................     17,296       4,168
  Prepaid expenses and other current assets............     30,266      15,017
                                                        ----------  ----------
    Total current assets...............................  1,193,246     508,613
Property and equipment, net............................    123,945      63,288
Goodwill, net of accumulated amortization of $55,010
 and $23,391, respectively.............................  1,328,884     713,346
Other intangible assets, net of accumulated
 amortization of $1,980................................     15,905          --
Deferred debt issuance costs, net......................     17,039      20,411
Other long-term assets.................................     20,593       8,096
                                                        ----------  ----------
    Total assets....................................... $2,699,612  $1,313,754
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Short-term borrowings and current maturities of long-
   term debt........................................... $    5,805  $    7,950
  Accounts payable.....................................    280,630     107,319
  Billings in excess of costs and estimated earnings on
   uncompleted contracts...............................    208,302      86,122
  Accrued compensation.................................    105,343      39,873
  Other accrued liabilities............................     78,224      36,628
  Due to related parties...............................     11,385      10,290
                                                        ----------  ----------
    Total current liabilities..........................    689,689     288,182
Long-term debt, net of current portion.................    961,606     592,228
Deferred tax liabilities...............................     11,029       2,085
Other long-term liabilities............................      4,404       2,502

Commitments and contingencies
Mandatorily redeemable convertible preferred stock,
 $.001 par value; 50,000 shares
 authorized; 256 and zero shares issued and
 outstanding, respectively.............................    269,009          --
Shareholders' equity:
  Common stock, $.001 par value; 200,000 shares
   authorized; 63,501 and 35,135 shares outstanding,
   respectively........................................         64          35
  Additional paid-in capital...........................    624,926     329,118
  Retained earnings....................................    139,045     100,317
  Treasury stock, at cost..............................       (160)         --
  Accumulated other comprehensive loss.................         --        (713)
                                                        ----------  ----------
    Total shareholders' equity.........................    763,875     428,757
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,699,612  $1,313,754
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                 Year Ended December 31,
                                              --------------------------------
                                                 2000        1999       1998
                                              ----------  ----------  --------
Revenues....................................  $4,099,434  $1,772,584  $809,601
Cost of services............................   3,382,605   1,419,117   636,225
                                              ----------  ----------  --------
  Gross profit..............................     716,829     353,467   173,376
Selling, general and administrative
 expenses...................................     452,319     204,728   100,539
Amortization of goodwill and other
 intangible assets..........................      33,599      16,004     7,653
Merger and related charges..................       7,800          --        --
Costs to exit certain activities and related
 costs......................................      12,200          --        --
Restructuring and recapitalization charges..          --       8,020        --
                                              ----------  ----------  --------
  Income from operations....................     210,911     124,715    65,184
Other income (expense):
  Interest income...........................         859       5,743    19,373
  Interest expense..........................     (88,101)    (35,618)   (1,054)
  Loss on sale of marketable securities.....      (1,018)         --        --
  Other, net................................         447         249        80
                                              ----------  ----------  --------
Income before income tax provision..........     123,098      95,089    83,583
Income tax provision........................      59,745      42,027    36,120
                                              ----------  ----------  --------
Income before extraordinary loss............      63,353      53,062    47,463
Extraordinary loss on debt settlement, net
 of tax.....................................      (8,057)         --        --
                                              ----------  ----------  --------
Net income..................................      55,296      53,062    47,463
Less convertible preferred stock dividends..     (16,568)         --        --
                                              ----------  ----------  --------
Net income available to common
 shareholders...............................  $   38,728  $   53,062  $ 47,463
                                              ==========  ==========  ========

Basic earnings per share:
  Income before extraordinary loss..........  $      .79  $     1.28  $    .95
  Extraordinary loss, net of tax............        (.14)         --        --
                                              ----------  ----------  --------
  Net income................................  $      .65  $     1.28  $    .95
                                              ==========  ==========  ========
  Weighted average shares outstanding.......      59,234      41,538    49,885
                                              ==========  ==========  ========
Diluted earnings per share:
  Income before extraordinary loss..........  $      .77  $     1.21  $    .93
  Extraordinary loss, net of tax............        (.14)         --        --
                                              ----------  ----------  --------
  Net income................................  $      .63  $     1.21  $    .93
                                              ==========  ==========  ========
  Weighted average shares outstanding.......      61,089      46,406    51,161
                                              ==========  ==========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

                                (In thousands)

                                          Non-Voting
                      Common Stock       Common Stock                                     Accumulated
                   ------------------ ------------------ Additional                          Other         Total         Total
                     Shares             Shares            Paid-in    Retained  Treasury  Comprehensive Shareholders' Comprehensive
                   Outstanding Amount Outstanding Amount  Capital    Earnings   Stock        Loss         Equity        Income
                   ----------- ------ ----------- ------ ----------  --------  --------  ------------- ------------- -------------
BALANCE, December
31, 1997.........     31,441    $ 31      500      $ 1   $ 529,441   $      7  $     --      $  --       $ 529,480
 Adjustment to
 convert Building
 One shares to
 Encompass
 shares..........      7,860       8      125       --          (8)        --        --         --              --
                     -------    ----     ----      ---   ---------   --------  --------      -----       ---------
 Restated
 balance,
 December 31,
 1997............     39,301      39      625        1     529,433          7        --         --         529,480
 Distributions
 paid............         --      --       --       --        (628)        --        --         --            (628)
 Shares purchased
 under stock
 purchase and
 option plans....        205      --       --       --         631         --        --         --             631
 Common stock
 issued or to be
 issued in
 acquisitions....     20,181      20       --       --     302,852         --        --         --         302,872
 Purchase of
 treasury stock..     (3,738)     (4)      --       --          --         --   (41,832)        --         (41,836)
 Unrealized loss
 on marketable
 securities--net
 of tax of $297..         --      --       --       --          --         --        --       (445)           (445)     $  (445)
 Conversion of
 non-voting
 common stock....        625       1     (625)      (1)         --         --        --         --              --
 Net income......         --      --       --       --         215     47,248        --         --          47,463       47,463
                                                                                                                        -------
 Total
 comprehensive
 income..........         --      --       --       --          --         --        --         --              --       47,018
                     -------    ----     ----      ---   ---------   --------  --------      -----       ---------      =======
BALANCE, December
31, 1998.........     56,574      56       --       --     832,503     47,255   (41,832)      (445)        837,537
 Shares purchased
 under stock
 purchase and
 option plans....        233       1       --       --       1,811         --        --         --           1,812
 Common stock
 issued or to be
 issued in
 acquisitions....      9,101       9       --       --      96,980         --        --         --          96,989
 Cancellation of
 treasury stock..         --      --       --       --     (41,832)        --    41,832         --              --
 Repurchase of
 shares in Tender
 Offer...........    (30,773)    (31)      --       --    (562,973)        --        --         --        (563,004)
 Compensation
 expense related
 to options
 exercised in
 Tender Offer....         --      --       --       --       2,629         --        --         --           2,629
 Unrealized loss
 on marketable
 securities--net
 of tax of $179..         --      --       --       --          --         --        --       (268)           (268)        (268)
 Net income......         --      --       --       --          --     53,062        --         --          53,062       53,062
                                                                                                                        -------
 Total
 comprehensive
 income..........         --      --       --       --          --         --        --         --              --       52,794
                     -------    ----     ----      ---   ---------   --------  --------      -----       ---------      =======
BALANCE, December
31, 1999.........     35,135      35       --       --     329,118    100,317        --       (713)        428,757
 Common stock
 issued in
 Merger..........     27,909      28       --       --     282,404         --        --         --         282,432
 Shares purchased
 under stock
 purchase and
 option plans....        232      --       --       --       1,074         --        --         --           1,074
 Common stock
 issued or to be
 issued in other
 acquisitions....        441       1       --       --      13,390         --        --         --          13,391
 Purchase of
 treasury stock..        (32)     --       --       --          --         --      (160)        --            (160)
 Shares received
 in settlement of
 litigation......       (184)     --       --       --      (1,060)        --        --         --          (1,060)
 Reclassification
 adjustment, net
 of other
 comprehensive
 loss realized in
 net income......         --      --       --       --          --         --        --        713             713          713
 Net income......         --      --       --       --          --     55,296        --         --          55,296       55,296
 Convertible
 preferred stock
 dividends.......         --      --       --       --          --    (16,568)       --         --         (16,568)
                                                                                                                        -------
 Total
 comprehensive
 income..........         --      --       --       --          --         --        --         --              --      $56,009
                     -------    ----     ----      ---   ---------   --------  --------      -----       ---------      =======
BALANCE, December
31, 2000.........     63,501    $ 64       --      $--   $ 624,926   $139,045  $   (160)     $  --       $ 763,875
                     =======    ====     ====      ===   =========   ========  ========      =====       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                  Year Ended December 31,
                                              ---------------------------------
                                                 2000        1999       1998
                                              -----------  ---------  ---------
Cash flows from operating activities:
 Net income.................................  $    55,296  $  53,062  $  47,463
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization.............       65,064     31,982     13,242
  Extraordinary loss on debt settlement, net
   of tax...................................        8,057         --         --
  Impairment of property and equipment......        1,700         --         --
  Loss on sale of marketable securities.....        1,018         --         --
  Compensation expense related to options
   exercised................................           --      2,629         --
  Other.....................................        3,995        349         37
  Changes in operating assets and
   liabilities:
  Accounts receivable.......................     (228,753)   (87,306)   (38,035)
  Costs and estimated earnings in excess of
   billings on uncompleted contracts........       (6,400)   (22,504)     3,200
  Prepaid expenses and other current
   assets...................................       11,557    (11,567)    (2,721)
  Billings in excess of costs and estimated
   earnings on uncompleted contracts........       57,123     15,336      2,049
  Accounts payable and accrued liabilities..       77,488     16,669      8,237
  Change in other assets and liabilities....       14,048        809     (1,398)
                                              -----------  ---------  ---------
   Net cash provided by (used in) operating
    activities..............................       60,193       (541)    32,074
                                              -----------  ---------  ---------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash
  acquired..................................      (59,617)  (161,084)  (231,602)
 Purchases of property and equipment........      (45,388)   (28,326)   (11,289)
 Proceeds from sale of property and
  equipment.................................        5,324        584        790
 Proceeds from sale of marketable
  securities................................        2,422         --         --
 Cash paid for cost basis investments.......       (4,520)        --         --
 Other......................................           --       (258)      (218)
                                              -----------  ---------  ---------
   Net cash used in investing activities....     (101,779)  (189,084)  (242,319)
                                              -----------  ---------  ---------
Cash flows from financing activities:
 Issuance of preferred stock, net of
  issuance costs............................      146,250         --         --
 Repurchase and retirement of GroupMAC
  common stock in the Merger................     (150,000)        --         --
 Net payments on short-term debt............       (9,869)    (4,907)   (38,783)
 Payments on long-term debt.................   (1,462,826)   (46,167)   (28,534)
 Proceeds from long-term debt issuance......    1,522,078    630,592      3,519
 Payment of debt issuance costs.............      (11,952)   (22,467)        --
 Repurchase of common stock in Tender Offer,
  including related expenses................           --   (564,407)        --
 Purchase of treasury stock.................         (160)        --    (41,836)
 Distribution to minority shareholders......           --       (842)        --
 Distributions paid.........................           --         --       (628)
 Proceeds from issuance of stock under
  employee stock purchase and stock option
  plans.....................................        1,074      1,812        631
                                              -----------  ---------  ---------
   Net cash provided by (used in) financing
    activities..............................       34,595     (6,386)  (105,631)
                                              -----------  ---------  ---------
Net decrease in cash and cash equivalents...       (6,991)  (196,011)  (315,876)
Cash and cash equivalents, beginning of
 period.....................................       17,085    213,096    528,972
                                              -----------  ---------  ---------
Cash and cash equivalents, end of period:...  $    10,094  $  17,085  $ 213,096
                                              ===========  =========  =========
Supplemental Disclosures of Cash Flow
 Information:
 Interest paid..............................  $    85,146  $  22,422  $     882
 Income taxes paid..........................       39,820     53,673     34,395

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, except per share data)

1. BUSINESS AND ORGANIZATION

   Encompass Services Corporation ("Encompass", or the "Company"), formerly Group Maintenance America Corp. ("GroupMAC"), a Texas corporation, was formed to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets. On February 22, 2000, the shareholders of GroupMAC and Building One Services Corporation ("Building One") approved a merger of the two companies (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation.

   GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquiror and, accordingly, the Merger was accounted for as a "reverse acquisition". Under this method of accounting, Encompass's historical results for periods prior to the Merger are the same as Building One's historical results. All share and per share information has been restated to reflect the exchange ratio on a retroactive basis. See Note 3 for discussion of the Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

   The accompanying consolidated financial statements and related notes include the accounts of Encompass, and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. The results of the companies acquired in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") are included in the accompanying consolidated financial statements and related notes for all periods presented.

 Principles of Consolidation

   The consolidated financial statements include the accounts of Encompass and its majority owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

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

 Revenue Recognition

   Revenues from construction contracts are recognized on a percentage of completion basis, primarily using the cost-to-cost method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Revenues from work orders are recognized as services are performed. Revenues from service and maintenance contracts are recognized over the life of contracts.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade receivables results from these amounts generally not being collateralized. However, the Company is entitled to payment for work performed and often has certain lien rights in that work. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss.

 Financial Instruments

   The Company's financial instruments consist of cash and cash equivalents, interest rate swaps and short- and long-term debt. The Company believes that, with the exception of the 10 1/2% senior subordinated notes and the interest rate swaps, the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair value. See "New Accounting Pronouncements" and Note 5.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 Marketable Securities

   Marketable securities consist of investments in equity securities and are classified as available for sale. The unrealized gains and losses, net of applicable income taxes, are reported as a component of other comprehensive income (loss) in shareholders' equity. Realized gains and losses are included in other income or expense in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

   Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as other income or expense in the consolidated statements of operations.

 Goodwill

   Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable tangible and intangible assets acquired and is amortized on a straight-line basis over a period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill. The Company reviews the carrying value of goodwill for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

 Other Intangible Assets

   Other intangible assets represent the portion of purchase price paid in the Merger which has been allocated, based on independent appraisals, to the value of acquired customer lists and the value of dedicated workforces. Costs allocated to these assets are being amortized on a straight-line basis over the remaining estimated useful lives of these assets, as determined principally by the underlying characteristics of customer retention and workforce turnover. The amounts allocated to the value of the customer lists and dedicated workforce at the Merger date are being amortized over 15 years and 5 years, respectively. The Company reviews the carrying value of these intangibles for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

 Deferred Debt Issuance Costs

   Deferred debt issuance costs relate to the Company's primary credit facility and senior subordinated notes and are amortized to interest expense over the scheduled maturity of the debt.

 Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as amended. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the common stock. The Company has also provided the pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

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

 Earnings Per Share

   Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive common shares.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


 Other Comprehensive Income

   Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income is attributed to adjustments for unrealized losses, net of tax, on marketable securities available for sale.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

 Use of Derivatives

   The Company may use derivative instruments, such as interest rate swaps, to manage its exposure to variable interest rate risk. Net payments or receipts under the Company's interest rate swap agreements are recorded as adjustments to interest expense.

 New Accounting Pronouncements

   Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS No. 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Company has designated its swap agreements as a cash flow hedge.

   Adoption of SFAS No. 133 at January 1, 2001 resulted in the recognition of approximately $2,400 of derivative liabilities on the Company's balance sheet and $2,400 of hedging losses included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle. Amounts were determined as of January 1, 2001 based on market quotes of the Company's interest rate swap agreements.

3. BUSINESS COMBINATIONS

   On February 22, 2000, the shareholders of GroupMAC and Building One approved the Merger. Under the terms of the Merger, each outstanding share of Building One common stock was converted into 1.25 shares of GroupMAC common stock. As part of the Merger, GroupMAC shareholders could elect to receive cash for up to 50% of their shares of Encompass common stock at $13.50 per share, subject to proration. As a result of this election, 11,052,377 shares of Encompass common stock were canceled in the Merger.

   Concurrent with the closing of the Merger, affiliates of Apollo Management, L.P. ("Apollo") exchanged approximately $106,191 of Building One convertible junior subordinated debentures and $150,000 in cash for

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

256,191 shares of Encompass Convertible Preferred Stock. See Note 7 for further discussion of the Convertible Preferred Stock. The cash proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger discussed above. In connection with the Merger, Apollo received a fee of $2,500.

   Pursuant to the Merger, Encompass entered into a new credit agreement to provide a total of $800,000 in financing. The proceeds of this new credit agreement were used to repay the existing revolving credit facilities of GroupMAC and Building One, as well as GroupMAC's senior subordinated notes. See Note 5 for further discussion of the new credit agreement.

   The Merger has been accounted for as a purchase under generally accepted accounting principles. GroupMAC, which changed its name to Encompass Services Corporation, was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquiror and, accordingly, the Merger was accounted for as a "reverse acquisition". The purchase consideration for the Merger has been calculated as follows:

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
                                                                       ========

   The allocation of the total consideration to the assets and liabilities of GroupMAC, based on certain estimates of fair value, and the resultant goodwill are summarized as follows:

   Total purchase consideration...................................... $ 289,790
   Working capital...................................................    47,807
   Property and equipment, net and other long-term assets............    63,859
   Intangible asset--value of dedicated workforce....................     8,878
   Intangible asset--value of customer list..........................     9,007
   Long-term debt....................................................  (407,904)
   Other long-term liabilities.......................................    (7,320)
                                                                      ---------
   Goodwill.......................................................... $ 575,463
                                                                      =========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


   The following unaudited pro forma combined statement of operations data utilize the financial information of GroupMAC and Building One for the periods indicated, which give effect to the Merger and the acquisitions made by each company during 1999 including amounts owed in connection with those acquisitions, as if the Merger and all of the acquisitions were effective as of the beginning of the period presented.

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Revenues.............................................. $4,387,439 $3,641,643
   Net income............................................     69,049     98,666
   Net income available to common shareholders...........     49,652     79,269
   Net income per share:
     Basic............................................... $      .76 $     1.21
     Diluted............................................. $      .75 $     1.16

   Significant pro forma adjustments included in the above amounts consist of
(i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of March 31, 2000 had been outstanding for the first quarter of 2000 and throughout 1999 at interest rates in effect on March 31, 2000, (iv) the issuance of the Convertible Preferred Stock concurrent with the Merger and
(v) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the Merger and the acquisitions, including subsequently earned contingent consideration, were outstanding from the beginning of the periods presented.

 Merger and Related Charges

   In connection with the Merger and related transactions, the Company has recorded the following costs and expenses related to severance, office closing costs and other related costs:

                                                                   Accrual at
                                        Total  Non-Cash           December 31,
                                       Charges Portion  Payments      2000
                                       ------- -------- --------  ------------
   Severance costs.................... $6,100   $  --   $(6,100)      $ --
   Office closing costs...............  1,000      --      (329)       671
   Disposition of assets and other
    costs.............................    700    (400)       --        300
                                       ------   -----   -------       ----
     Total charges.................... $7,800   $(400)  $(6,429)      $971
                                       ======   =====   =======       ====

   The severance and office closing costs relate to the closing of Building One's corporate headquarters in Minneapolis, Minnesota and the resulting consolidation with the GroupMAC corporate office in Houston, Texas. As a result of this plan, the Company incurred severance costs for substantially all of the employees in the Building One corporate office, identified certain assets which were no longer of service and incurred lease termination costs. Severance costs covered 20 employees, all of whom have been terminated as of December 31, 2000. The Company anticipates that the majority of the remaining accruals will be paid during 2001.

   In addition, in connection with the Merger, the Company recorded costs of $3,500 related to severance for twelve former GroupMAC employees, all of whom have been terminated as of December 31, 2000. These costs were charged to goodwill, and substantially all amounts were paid during 2000.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


 Costs to Exit Certain Activities and Related Costs

   In connection with the Merger and related transactions, the Company recorded a charge for the shutdown of certain operations, the reorganization of other operations and other costs resulting from the Merger. The following table sets forth a summary of these costs:

   Shutdown of demolition and site preparation operations.............. $ 9,800
   Relocation of cleaning systems management offices...................   1,600
   Other costs resulting from the Merger...............................     800
                                                                        -------
     Total............................................................. $12,200
                                                                        =======

   The costs related to the shutdown of the demolition and site preparation operations include (i) $5,200 related to obligations under existing jobs in progress, (ii) $2,000 estimated for uncollectible accounts receivable, (iii) $1,100 related to claims against the Company, (iv) $800 for impaired assets and (v) $700 related to lease termination costs and other expenses. The Company is continuing to wind-down these operations with the final shutdown expected to occur by June 2001.

   The Company relocated the cleaning systems management offices from January through May 2000. The related costs included (i) $600 for severance and related costs, (ii) $500 for impaired assets, (iii) $300 related to lease termination and related costs and (iv) $200 for other miscellaneous items. As of December 31, 2000, substantially all of these amounts have been paid.

 Other Business Combinations

   During the year ended December 31, 2000, in addition to the Merger, the Company acquired one business for cash paid of $10,207 and 296,296 shares of common stock. The Company assumed approximately $1,518 of debt in this transaction. The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of $9,397.

   During the year ended December 31, 1999, the Company completed 23 business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired businesses from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 5,215,706 shares of the Company's common stock, $123,380 in cash, including applicable professional fees, and $2,410 of debt assumed. The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of $133,818.

   During the year ended December 31, 1998, the Company completed 26 business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired businesses from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 20,180,889 shares of the Company's common stock, 504,236 options assumed at an exercise price below fair market value, $259,021 in cash and the assumption of approximately $33,847 in debt which was paid at closing. The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of $502,470.

   Also during 1998, the Company issued 1,757,300 shares of common stock to acquire three companies in business combinations accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies, as if such operations had been combined since inception. Results of operations for the Pooled Companies for the periods in 1998 prior to acquisition are not significant.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


 Contingent Consideration Agreements

   In conjunction with acquisitions consummated since its inception, the Company has entered into certain contingent consideration agreements which provide for the payment of cash and/or shares of common stock based on the financial performance of such acquired operations during the one- to two-year period immediately following the acquisition. During the year ended December 31, 2000, $62,297 of consideration has been recorded to goodwill related to contingent consideration and final purchase price settlements of acquired companies. This consideration mix has been or is expected to be paid out as $50,918 in cash and 2,327,098 shares of common stock. The cash payable at December 31, 2000 of $11,385 is reflected as due to related parties in the consolidated balance sheet and the estimated value of the shares to be issued has been reflected as additional paid-in capital in the consolidated statements of shareholders' equity and other comprehensive income. These common shares to be issued have been included in weighted average shares outstanding since the date earned for purposes of computing basic earnings per share and since the later of the date of acquisition or the beginning of the year for purposes of computing diluted earnings per share.

   During the year ended December 31, 2000, $63,030 of cash was paid and 145,034 shares were issued related to previously recorded contingent consideration and final purchase price settlements. The Company currently estimates the unearned contingent consideration under the remaining agreements to be approximately $10,000 as of December 31, 2000.

   A rollforward of the due to related parties balance in the accompanying consolidated balance sheets related to the above activity is as follows:

                                                              2000      1999
                                                            --------  --------
   Balance at beginning of year...........................  $ 10,290  $  1,426
   Balances assumed in the Merger.........................    13,207        --
   Record cash contingent consideration and final purchase
    price settlement......................................    50,918    56,108
   Payments...............................................   (63,030)  (47,244)
                                                            --------  --------
   Balance at end of year.................................  $ 11,385  $ 10,290
                                                            ========  ========

4. CERTAIN BALANCE SHEET ACCOUNTS

 Allowance for Doubtful Accounts

   The following summarizes the activity in the allowance for doubtful accounts:

                                                                 2000     1999
                                                                -------  ------
   Balance at beginning of year................................ $ 2,976  $1,991
   Provision for bad debts.....................................   8,243     766
   Allowance balances from acquired companies..................  11,427     564
   Write-off of bad debts......................................  (5,376)   (345)
                                                                -------  ------
   Balance at end of year...................................... $17,270  $2,976
                                                                =======  ======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


 Costs and Estimated Earnings on Uncompleted Contracts

   The summary of the status of uncompleted contracts is as follows:

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
   Costs incurred.................................... $ 3,651,088  $ 1,263,077
   Estimated earnings recognized.....................     677,928      215,334
                                                      -----------  -----------
                                                        4,329,016    1,478,411
   Less billings on contracts........................  (4,414,237)  (1,505,115)
                                                      -----------  -----------
                                                      $   (85,221) $   (26,704)
                                                      ===========  ===========

   These costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets under the following captions:

                                                             December 31,
                                                          -------------------
                                                            2000       1999
                                                          ---------  --------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts...............................  $ 123,081  $ 59,418
   Billings in excess of costs and estimated earnings on
    uncompleted contracts...............................   (208,302)  (86,122)
                                                          ---------  --------
                                                          $ (85,221) $(26,704)
                                                          =========  ========

 Property and Equipment

   The principal categories and estimated useful lives of property and equipment were as follows:

                                                 Estimated    December 31,
                                                  Useful    ------------------
                                                   Lives      2000      1999
                                                ----------- --------  --------
   Land........................................             $  2,264  $  1,365
   Buildings and improvements.................. 20-30 years   11,363     4,978
   Service and other vehicles..................   4-7 years   35,159    20,312
   Machinery and equipment.....................  5-10 years   54,960    29,990
   Office equipment, furniture and fixtures....  5-10 years   45,915    20,323
   Leasehold improvements......................  2-15 years   23,801     6,746
                                                            --------  --------
                                                             173,462    83,714
   Less accumulated depreciation...............              (49,517)  (20,426)
                                                            --------  --------
                                                            $123,945  $ 63,288
                                                            ========  ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


5. SHORT- AND LONG-TERM DEBT

   Short- and long-term debt consists of the following:

                                                            December 31,
                                                          ------------------
                                                            2000      1999
                                                          --------  --------
   Revolving credit agreement-New Credit Facility (9.0%
    at December 31, 2000)................................ $369,000  $     --
   Revolving credit agreement-Old Credit Facility (8.7%
    at December 31, 1999)................................       --   166,500
   Term loans-New Credit Facility (8.9% at December 31,
    2000)................................................  297,000        --
   Institutional term loan-New Credit Facility (10.2% at
    December 31, 2000)...................................   99,500        --
   Term loan-Old Credit Facility (9.2% at December 31,
    1999)................................................       --   124,063
   10 1/2% Senior Subordinated Notes.....................  196,243   195,793
   7 1/2% convertible junior subordinated debentures.....       --   105,103
   Other borrowings......................................    5,668     8,719
                                                          --------  --------
                                                           967,411   600,178
   Less: short-term borrowings and current maturities....   (5,805)   (7,950)
                                                          --------  --------
     Total long-term debt................................ $961,606  $592,228
                                                          ========  ========

 Old Credit Facility

   As of December 31, 1999, Building One's primary bank credit facility consisted of a $125,000 term loan and a $225,000 revolving credit facility (the "Old Credit Facility"). The revolving credit facility bore interest at various rates, which were subject to change based on market rates and certain levels of financial performance. Debt issuance costs of $9,445 incurred in connection with the Old Credit Facility were deferred and were being amortized over the 5-year term of the facility.

   In conjunction with the Merger, the Old Credit Facility was repaid with the proceeds from a new credit agreement described below. In addition, the related debt issuance costs were written off at that time and are reflected as an extraordinary loss in the consolidated statements of operations.

 New Credit Facility

   On February 22, 2000, in connection with the Merger, the Company entered into an $800,000 senior credit facility (the "New Credit Facility") and borrowed funds thereunder to repay (i) the outstanding borrowings under the Old Credit Facility, (ii) $130,000 of senior subordinated notes issued by GroupMAC in January 1999 and (iii) borrowings of GroupMAC under its previous revolving credit facility. The New Credit Facility was expanded to $900,000 during the second quarter of 2000, and includes a $500,000 revolving credit facility expiring in February 2005, a $130,000 term loan, a $170,000 term loan and a $100,000 institutional term loan. Borrowings under the New Credit Facility bear interest at variable rates, ranging from 1.0% to 2.0% over LIBOR, depending on the Company's debt-to-EBITDA ratio, as defined in the agreement. Borrowings under the New Credit Facility are secured by substantially all assets of the Company. The availability of borrowings under the New Credit Facility is subject to the Company's ability to meet certain specified conditions, including compliance with certain financial covenants and ratios. As of December 31, 2000, the Company had $127,000 available for borrowing under the revolving credit facility.

   The Company has entered into interest rate swap agreements to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. During 2000 the Company entered

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

into several agreements in the aggregate notional amount of $90,000. During January 2001, the Company entered into an agreement in the notional amount of $20,000. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At December 31, 2000, the Company's ratio of fixed rate debt to total debt was 21% and the weighted average interest rate on its total debt was 9.46%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at December 31, 2000, the ratio of fixed rate debt was 30% and the weighted average interest rate on its total debt was 9.45%.

   Debt issuance costs associated with the New Credit Facility totaling $11,952 have been deferred and are being amortized over the five-year, six-year and seven-year terms of the revolving credit facility, the term loans, and the institutional term loan portions of the New Credit Facility, respectively. The unamortized portion of these costs was approximately $9,980 at December 31, 2000 and is included in deferred debt issuance costs in the consolidated balance sheets.

 10 1/2% Senior Subordinated Notes

   In April 1999, the Company completed a private offering of $200,000 of 10-1/2% senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured and are guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November
1 of each year and mature on May 1, 2009. Borrowings outstanding under the Senior Subordinated Notes are subordinated in all material respects to amounts outstanding under the New Credit Facility. The senior subordinated notes were issued at 97.746%, or a discount of $4,508, which is being amortized to interest expense over the term of the notes. Additionally, debt issuance costs of $8,470 incurred in connection with the offering have been deferred and are being amortized to interest expense over the 10-year term of the notes. The unamortized portion of these costs was approximately $7,059 and $7,828 at December 31, 2000 and December 31, 1999, respectively, and are included in deferred debt issuance costs in the consolidated balance sheets.

   The fair value of the Senior Subordinated Notes, based on quoted market values, was approximately $130,000 and $194,000 at December 31, 2000 and 1999, respectively.

   The Notes are guaranteed by all of the Company's current and future U.S. subsidiaries other than "Unrestricted Subsidiaries" (as defined in the indenture governing the Notes). As of December 31, 2000, there were no "Unrestricted Subsidiaries." These guarantees are full, unconditional and joint and several. In addition, Encompass has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries. Accordingly, no separate financial statements or consolidating information of the guarantor subsidiaries are presented because management believes this information is not material to users of the Company's financial statements.

   The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company may redeem up to 35% of the outstanding Senior Subordinated Notes with money raised in equity offerings under certain circumstances. Upon a change in control of the Company (as defined in the indenture for the Senior Subordinated Notes), the holders of the Senior Subordinated Notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest. Additionally, the indenture governing the Senior Subordinated Notes contains certain covenants relating to, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


 7 1/2% Convertible Junior Subordinated Debentures

   The convertible junior subordinated debentures were scheduled to mature on May 1, 2012 and provided for interest payments at a rate of 7 1/2% to be paid in additional convertible junior subordinated debentures or cash, at the Company's election, for the first five years after their issuance, and in cash thereafter. During the year ended December 31, 2000, $2,387 of interest was paid in the form of additional convertible junior subordinated debentures. Debt issuance costs of $4,634, including a fee paid to Apollo of $2,500 in connection with the issuance of the debentures, were deferred and were being amortized to interest expense over the 13-year term of the debentures.

   In conjunction with the Merger, the convertible junior subordinated debentures and $150,000 of cash were exchanged for 256,191 shares of Convertible Preferred Stock described in Note 7. In addition, the related debt issuance costs were written off at that time and are reflected as an extraordinary loss in the consolidated statements of operations.

   The aggregate maturities of debt as of December 31, 2000 are as follows:

   2001...............................................................  $  5,805
   2002...............................................................     4,000
   2003...............................................................     5,613
   2004...............................................................     6,500
   2005...............................................................   373,000
   Thereafter.........................................................   572,493
                                                                        --------
                                                                        $967,411
                                                                        ========

6. INCOME TAXES

   Income tax provision consists of the following:

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- -------  -------
   Current:
     Federal.......................................... $47,998 $37,960  $31,388
     State............................................   7,889   4,910    5,144
                                                       ------- -------  -------
                                                        55,887  42,870   36,532
   Deferred:
     Federal and state................................   3,858    (843)    (412)
                                                       ------- -------  -------
                                                       $59,745 $42,027  $36,120
                                                       ======= =======  =======

   In addition to the income tax provision, an income tax benefit of $4,338 is included in extraordinary loss on debt settlement on the consolidated statement of operations.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


   Total income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income tax provision as a result of the following:

                                                    Year Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
   Income before income tax provision.............. $123,098  $95,089  $83,583
   Applicable U.S federal statutory rate...........       35%      35%      35%
                                                    --------  -------  -------
   Tax provision at statutory rate.................   43,084   33,281   29,254
   Increase (decrease) resulting from:
     State income taxes, net of federal benefit....    5,128    3,192    3,343
     Non-deductible goodwill amortization..........   10,129    5,230    2,842
     Non-deductible meals and entertainment........    2,002      387      141
     Other.........................................     (598)     (63)     540
                                                    --------  -------  -------
                                                    $ 59,745  $42,027  $36,120
                                                    ========  =======  =======

   The components of the deferred income tax assets and liabilities are as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Deferred income tax assets:
     Allowance for doubtful accounts......................... $  6,735  $ 1,161
     Inventories.............................................      976       --
     Accrued expenses........................................   13,834    3,333
     Deferred revenue........................................    1,974       --
     Compensation and benefits...............................       --    2,994
     Net operating loss carryforward.........................      308       --
                                                              --------  -------
       Total deferred income tax assets......................   23,827    7,488
                                                              --------  -------
   Deferred income tax liabilities:
     Depreciation............................................   (3,730)  (1,283)
     Completed contract accounting for tax purposes..........   (5,475)  (1,772)
     Amortization of goodwill................................   (6,683)    (802)
     Other...................................................   (1,672)  (1,548)
                                                              --------  -------
       Total deferred income tax liabilities.................  (17,560)  (5,405)
                                                              --------  -------
       Net deferred income tax assets........................ $  6,267  $ 2,083
                                                              ========  =======

   These deferred income tax assets and liabilities are included in the consolidated balance sheets under the following captions:

                                                       December 31,
                                                     -----------------
                                                       2000     1999
                                                     --------  -------
   Deferred tax assets--current..................... $ 17,296  $ 4,168
   Deferred tax liabilities--long-term..............  (11,029)  (2,085)
                                                     --------  -------
                                                     $  6,267  $ 2,083
                                                     ========  =======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


   Management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded as of December 31, 2000 or December 31, 1999.

7. CONVERTIBLE PREFERRED STOCK

   In connection with the Merger, the Company issued 256,191 shares of 7.25% Convertible Preferred Stock (the "Convertible Preferred Stock") to affiliates of Apollo at a value of $1,000 per share in exchange for $150,000 in cash and all of the outstanding 7 1/2% convertible junior subordinated debentures of Building One (approximately $106,191).

   The Convertible Preferred Stock has a par value of $.001 per share and is convertible into shares of the Company's common stock at any time prior to maturity by the holders at a conversion price of $14.00 per common share, subject to adjustment under certain circumstances. Upon their maturity in February 2012, the Company is required to redeem all shares of Convertible Preferred Stock then outstanding at the redemption price per share equal to the Liquidation Amount (defined as the original cost of $1,000 per share plus all accrued and accumulated and unpaid dividends). As of December 31, 2000, the Liquidation Amount was $272,499. The Company has the right to redeem, at any time after February 22, 2005, all, but not less than all, of the shares of Convertible Preferred Stock then outstanding at an amount per share equal to 103% of the Liquidation Amount; this amount declines to 102% after February 22, 2006 and 101% after February 22, 2008. The Convertible Preferred Stock bears a preferred cumulative dividend at the rate of 7.25% per year, payable quarterly. However, for the first three years, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated at the option of the Company. At December 31, 2000, accrued dividends were approximately $16,308 and are included in the carrying value of the Convertible Preferred Stock in the accompanying consolidated balance sheet. The Company has elected to defer the payment of the dividends payable to date and that would otherwise be payable on March 31, 2001. Holders of the Convertible Preferred Stock are also entitled to share in any dividends the Company may declare on its common stock.

   Holders of the Convertible Preferred Stock are entitled to vote on all matters presented to the holders of common stock. Each share of Convertible Preferred Stock entitles the holder thereof to cast the number of votes such holder would have been entitled to cast had such holder converted such share of Convertible Preferred Stock into shares of common stock (common stock equivalents). The holders of the Convertible Preferred Stock, voting as a separate class, are entitled to elect directors to the Board at the greater of 3 directors or the number of directors that represents 30% of the Board (subject to Apollo's ownership percentage of common stock equivalents). As of December 31, 2000, the Convertible Preferred Stock comprised approximately 23% of the voting power of Encompass.

   Convertible Preferred Stock issuance costs of approximately $3,750 are being amortized against retained earnings over the 12-year term of the Convertible Preferred Stock. The unamortized portion of these costs of approximately $3,490 at December 31, 2000 is recorded against mandatorily redeemable convertible preferred stock in the consolidated balance sheets.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


8. SHAREHOLDERS' EQUITY

 Common Stock

   The Company has not paid dividends on its common stock since its incorporation and does not anticipate paying dividends on its common stock in the foreseeable future.

   In December 2000, the Board of Directors authorized a stock buyback program, pursuant to which the Company may purchase up to 2,500,000 shares of its common stock on the open market. As of December 31, 2000, the Company had repurchased 32,400 shares of its common stock under this program for an aggregate cost of $160.

   During 1998, the Company repurchased 3,738,000 shares of its common stock for an aggregate cost of $41,836. Such shares were canceled in 1999.

 Convertible Non-Voting Common Stock

   In connection with its initial public offering in 1997, Building One sold 625,000 shares of Convertible Non-Voting Common Stock to Friedman, Billings and Ramsey, the representative of the underwriters in Building One's initial public offering, for $16 per share. On November 25, 1998, these 625,000 shares were converted into 625,000 shares of common stock.

 Warrants

   The Company has 4,445,855 shares of common stock reserved for issuance upon exercise of warrants. The warrants have a weighted average exercise price of $19.65 per share. These warrants are currently exercisable. 1,412,500 expire on November 25, 2002, 2,437,500 expire on November 25, 2007 and the remainder expire on various dates ranging from December 2003 to July 2007. The warrants also contain certain rights for registration.

9. STOCK-BASED PLANS

   The Company has a number of stock-based incentive and awards plans in place, which provide the Company the latitude to grant a variety of awards, including stock options, stock appreciation rights ("SARs"), restricted stock awards, performance awards and phantom stock awards, to officers, directors, key employees and other persons working for the Company and its subsidiaries. The plans require that stock options be granted at exercise prices not less than the fair market value of the underlying common stock on the grant date. Stock options vest at varying time periods ranging from six months to four years and expire after five to ten years from the date of grant. At December 31, 2000, stock-based awards equivalent to approximately 4,500,000 shares were generally available for granting under such plans. There are an additional 4,900,000 shares available for granting under Building One stock option plans; however, the Company does not intend to issue additional options under the plans over and above the number of options (approximately 5,800,000) that were issued and outstanding under the plans as of the date of the Merger.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


   The following is a summary of stock option and warrant activity (in thousands, except for exercise price).

                                  Outstanding                 Exercisable
                          --------------------------- ---------------------------
                           Number of      Weighted     Number of      Weighted
                            Options       Average       Options       Average
                          and Warrants Exercise Price and Warrants Exercise Price
                          ------------ -------------- ------------ --------------
Balance at December 31,
 1997...................      5,800        $16.00         3,850        $16.00
Granted.................      3,181         14.32         1,079         10.46
Exercised...............        (10)         3.87           (10)         3.87
Surrendered.............        (32)        17.82            --            --
                             ------        ------        ------        ------
Balance at December 31,
 1998...................      8,939         15.41         4,919         14.81
Granted.................      2,216         12.37         1,840         16.00
Exercised...............     (1,145)        12.14        (1,145)        12.14
Surrendered.............       (413)        16.10            --            --
                             ------        ------        ------        ------
Balance at December 31,
 1999...................      9,597         15.07         5,614         15.18
Options and warrants
 assumed in the Merger..      5,282         12.79         1,908         14.30
Granted.................      2,050          6.73           641         15.68
Exercised...............         (5)         3.87            (5)         3.87
Surrendered.............     (2,125)        13.87            --            --
                             ------        ------        ------        ------
Balance at December 31,
 2000...................     14,799        $13.27         8,158        $15.02
                             ======        ======        ======        ======

   A summary of outstanding and exercisable options and warrants as of December 31, 2000 follows:

                                                               Weighted
                            Weighted              Weighted     Average
                            Average   Number of    Average     Exercise    Number of
                             Option  Outstanding  Remaining    Price of   Exercisable
                              and    Options and Contractual Exercisable  Options and
     Range of Option and    Warrant   Warrants      Life       Options     Warrants
        Warrant Prices       Prices  (Thousands)   (Years)   and Warrants (Thousands)
     -------------------    -------- ----------- ----------- ------------ -----------
   $ 3.08 to $ 5.00........  $ 4.06       748        5.5        $ 3.70         322
   $ 5.01 to $10.00........  $ 7.92     2,381        7.9        $ 8.14          51
   $10.01 to $15.00........  $12.98     5,403        5.3        $13.19       2,443
   $15.01 to $20.00........  $16.58     5,811        5.4        $16.42       5,074
   $20.01 to $20.20........  $20.19       456        7.5        $20.19         268
                                       ------                                -----
                                       14,799                                8,158
                                       ======                                =====

   The following pro forma data are calculated as if compensation expense for the Company's stock option plans and warrants were determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation":

                               Year Ended       Year Ended       Year Ended
                              December 31,     December 31,     December 31,
                                  2000             1999             1998
                            ---------------- ---------------- ----------------
                               As      Pro      As      Pro      As      Pro
                            Reported  Forma  Reported  Forma  Reported  Forma
                            -------- ------- -------- ------- -------- -------
   Net income available to
    common shareholders.... $38,728  $27,693 $53,062  $45,449 $47,463  $37,381
   Net income per share:
     Basic................. $  0.65  $  0.47 $  1.28  $  1.10 $  0.95  $  0.75
     Diluted............... $  0.63  $  0.45 $  1.21  $  1.05 $  0.93  $  0.73

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


   The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           2000   1999    1998
                                                           -----  -----  ------
   Dividend yield.........................................    --     --      --
   Expected volatility....................................  68.0%  58.2%   63.7%
   Risk-free interest rate................................   5.1%   5.6%    5.3%
   Expected lives (years).................................     9      5       5
   Fair value of options at grant date.................... $5.24  $6.81  $10.70

 Employee Stock Purchase Plan

   The Company also has an Employee Stock Purchase Plan (the "Purchase Plan"), which succeeded a similar plan administered by Building One prior to the Merger. The Purchase Plan permits eligible employees of the Company to purchase shares of common stock at a discount. Employees who elect to participate have amounts withheld through payroll deduction during purchase periods. At the end of each purchase period, accumulated payroll deductions are used to purchase common stock at a price equal to 85% of the market price at the beginning of the period or the end of the period, whichever is lower. Shares purchased under the Purchase Plan are subject to a one-year holding period. During the years ended December 31, 2000, 1999 and 1998, 226,745, 195,465 and 50,581 shares, respectively, were issued pursuant to the Purchase Plan and its predecessor. As of December 31, 2000, 714,066 shares were available for issuance under the Purchase Plan.

10. EMPLOYEE BENEFIT PLANS

   The Company maintains a defined contribution savings plan (the "Savings Plan") and certain of the Company's subsidiaries maintain separate defined contribution employee retirement plans that have not yet been merged into the Savings Plan. These plans are open to certain employees after various lengths of service. Employee contributions and employer matching contributions occur at different rates and the matched portions of the funds vest over a period of years. Company contributions to these plans totaled approximately $14,300, $5,600 and $2,900 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Certain of the Company's subsidiaries make contributions to union-administered benefit funds, which cover the majority of the Company's union employees. For the year ended December 31, 2000, the participant costs charged to operations were approximately $32,302. Governmental regulations require that, in the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan's unfunded vested benefits, if any. The Company is not aware of any liabilities resulting from unfunded vested benefits related to union-administered benefit plans. The Company does not anticipate withdrawal from the plans, nor is the Company aware of any expected plan terminations.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


11. COMMITMENTS AND CONTINGENCIES

   Operating leases for certain facilities, transportation equipment and office equipment expire at various dates through 2017. Certain leases contain renewal options. Minimum future rental payments as of December 31, 2000 are as follows:

   2001................................................................ $ 30,807
   2002................................................................   25,860
   2003................................................................   20,365
   2004................................................................   22,607
   2005................................................................   14,441
   Thereafter..........................................................   85,973
                                                                        --------
                                                                        $200,053
                                                                        ========

   Total rental expense for the years ended December 31, 2000, 1999, and 1998 was approximately $42,700, $12,100 and $7,600, respectively (including $9,000, $3,600 and $1,000, respectively, to related parties).

   The Company is involved in various legal actions in the normal course of business. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

12. RESTRUCTURING AND RECAPITALIZATION CHARGES

 Recapitalization charges

   On May 11, 1999, Building One completed its recapitalization plan under a tender offer (the "Tender Offer"), pursuant to which Building One repurchased 30,772,300 shares of its common stock at $18 per share for cash and 1,104,466 shares of its common stock underlying stock options at $18 per share less the exercise price per share of the options. In conjunction with the recapitalization, compensation expense of $2,770 ($1,662 after the associated tax benefit) was recognized for stock options exercised and the underlying shares of common stock repurchased by Building One. In addition, $4,323 of costs incurred in connection with the Tender Offer have been reflected as a reduction of shareholders' equity.

   Friedman, Billings, Ramsey Group, Inc. ("FBR") acted as a financial advisor to Building One in connection with the Tender Offer, and received a fee of $3,000. One of Building One's directors at that time is President and a principal stockholder of FBR.

 Restructuring charges

   In the second quarter of 1999, Building One's Board of Directors approved a restructuring plan which included a relocation of Building One's corporate headquarters and integration of the cleaning systems operations. The corporate headquarters was relocated from Washington, D.C. to Minneapolis, Minnesota. In addition, certain back office operations of the cleaning systems operations were consolidated into two locations.

   The restructuring costs included costs directly related to Building One's restructuring plan in accordance with EITF No. 94-3 which provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs.

   As a result of this restructuring plan, Building One incurred severance costs for certain employees, identified certain assets which were no longer of service and incurred certain lease termination costs. Severance costs covered 33 employees, of which 30 were terminated as of December 31, 1999 and the remaining three were terminated in 2000.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


   The following table sets forth a summary of these restructuring costs:

                                                     Corporate   Cleaning
                                                    Headquarters Systems  Total
                                                    ------------ -------- ------
   Severance.......................................    $3,530     $  900  $4,430
   Impaired assets.................................        55        520     575
   Lease costs.....................................       205         40     245
                                                       ------     ------  ------
   Total...........................................    $3,790     $1,460  $5,250
                                                       ======     ======  ======

   Included in the $5,250 restructuring charge incurred in the second quarter of 1999 are $4,675 of cash costs and $575 in non-cash related costs. The following table is a detailed reconciliation of the restructuring reserve balance reflecting the accruals recorded and payments applied:

                                                Severance Lease Costs  Total
                                                --------- ----------- -------
   Restructuring accruals recorded in 1999.....  $ 4,430     $ 245    $ 4,675
   Payments....................................   (4,173)     (183)    (4,356)
                                                 -------     -----    -------
   Balance at December 31, 1999................      257        62        319
   Payments....................................     (257)      (62)      (319)
                                                 -------     -----    -------
   Balance at December 31, 2000................  $    --     $  --    $    --
                                                 =======     =====    =======

13. OPERATING SEGMENTS

   The Company modified its internal organizational structure during fiscal 2000 and expanded its principal business segments to the six industry segments listed below. The corresponding segment information for 1999 and 1998 has been restated to conform to the new business segment presentation. The Company's reportable segments are strategic business units that offer products and services, for the most part, to distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. Intersegment transactions are established based on negotiations among the parties at rates generally consistent with those charged to third parties. Intersegment revenues in 1999 and 1998 were not significant.

   The Company has six reportable segments: electrical technologies, mechanical services, industrial services, residential services, cleaning systems and global technologies. The Electrical Technologies Group provides installation and repair services to the electrical systems of commercial and industrial facilities. The Mechanical Services Group installs and repairs heating, ventilation and air conditioning ("HVAC"), plumbing, control and monitoring and process piping systems in commercial and industrial facilities. The Industrial Services Group installs, maintains and repairs the electrical, controls and process piping systems in industrial facilities such as refineries, petrochemical plants, manufacturing and processing facilities. The Residential Services Group provides mechanical and other contracting services in single family and low-rise multifamily housing units. The Cleaning Systems Group provides a wide variety of facility cleaning and maintenance management services nationwide. The Global Technologies Group specializes in the construction of high-tech, mission-critical sites and their systems.

   The Company evaluates performance based on income from operations before amortization of goodwill and other intangibles, certain group overhead costs, unallocated corporate expenses, merger and related charges, costs to exit certain activities and related costs and restructuring and recapitalization charges. While amortization of goodwill is not considered in evaluating segment performance, the goodwill associated with each segment is included in the total assets of each segment.

   Unallocated corporate expenses primarily include (i) corporate overhead,
(ii) corporate and operating company management bonuses, and (iii) savings from national purchase agreements relating to materials and

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

property/casualty insurance. Corporate expenses in 2000 also included costs related to group and regional management, operational, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, deferred debt issuance costs and other intangible assets, fixed assets related to the Company's corporate office, cost-based investments and miscellaneous non-trade accounts receivable.

   Segment information for the years ended December 31, 2000, 1999 and 1998 was as follows:

                           Electrical  Mechanical Industrial Residential Cleaning    Global     Corporate/
                          Technologies  Services   Services   Services   Systems  Technologies Eliminations   Total
                          ------------ ---------- ---------- ----------- -------- ------------ ------------ ----------
YEAR ENDED DECEMBER 31,
 2000:
Third-party revenues....   $1,846,881  $1,165,805  $397,858   $294,237   $265,160   $129,493     $     --   $4,099,434
Intersegment revenues...        9,624      29,183     6,872        151         52         --      (45,882)          --
                           ----------  ----------  --------   --------   --------   --------     --------   ----------
Total revenues..........    1,856,505   1,194,988   404,730    294,388    265,212    129,493      (45,882)   4,099,434
Operating costs.........    1,722,736   1,117,662   383,189    262,815    248,616    124,665      (24,759)   3,834,924
                           ----------  ----------  --------   --------   --------   --------     --------   ----------
Segment operating
 earnings...............   $  133,769  $   77,326  $ 21,541   $ 31,573   $ 16,596   $  4,828     $(21,123)     264,510
                           ==========  ==========  ========   ========   ========   ========     ========
Amortization of goodwill
 and other intangible
 assets.................                                                                                        33,599
Merger and related
 charges and costs to
 exit certain activities
 and related costs......                                                                                        20,000
                                                                                                            ----------
Income from operations..                                                                                    $  210,911
                                                                                                            ==========
Total assets............   $1,274,876  $  698,721  $272,857   $157,720   $146,092   $ 67,288     $ 82,058   $2,699,612
Capital expenditures....       14,546      14,501     5,827      1,729      4,976      2,379        1,430       45,388
Depreciation expense....       10,451       9,380     2,940      2,291      4,564        330        1,509       31,465

YEAR ENDED DECEMBER 31,
 1999:
Revenues................   $1,152,344  $  215,543  $164,842   $     --   $245,790   $     --     $ (5,935)  $1,772,584
Operating costs.........    1,039,572     198,398   159,460         --    227,116         --         (701)   1,623,845
                           ----------  ----------  --------   --------   --------   --------     --------   ----------
Segment operating
 earnings...............   $  112,772  $   17,145  $  5,382   $     --   $ 18,674   $     --     $ (5,234)     148,739
                           ==========  ==========  ========   ========   ========   ========     ========
Amortization of goodwill
 and other intangible
 assets.................                                                                                        16,004
Restructuring and
 recapitalization
 charges................                                                                                         8,020
                                                                                                            ----------
Income from operations..                                                                                    $  124,715
                                                                                                            ==========
Total assets............   $  852,588  $  166,220  $ 92,533   $     --   $152,614   $     --     $ 49,799   $1,313,754
Capital expenditures....       12,065       2,298     1,798         --     10,585         --        1,580       28,326
Depreciation expense....        7,466       1,266     1,245         --      3,329         --        2,672       15,978

YEAR ENDED DECEMBER 31,
 1998:
Revenues................   $  562,825  $   39,889  $ 47,370   $     --   $159,912   $     --     $   (395)  $  809,601
Operating costs.........      505,422      37,583    42,937         --    148,476         --        2,346      736,764
                           ----------  ----------  --------   --------   --------   --------     --------   ----------
Segment operating
 earnings...............   $   57,403  $    2,306  $  4,433   $     --   $ 11,436   $     --     $ (2,741)      72,837
                           ==========  ==========  ========   ========   ========   ========     ========
Amortization of goodwill
 and other intangible
 assets.................                                                                                         7,653
                                                                                                            ----------
Income from operations..                                                                                    $   65,184
                                                                                                            ==========
Total assets............   $  598,852  $  110,751  $ 51,618   $     --   $121,660   $     --     $161,041   $1,043,922

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                          First(b)  Second(c)    Third      Fourth   Full Year
                          --------  ---------- ---------- ---------- ----------
2000:
Revenues................  $678,517  $1,090,229 $1,167,512 $1,163,176 $4,099,434
Income from operations..    16,635      74,192     54,992     65,092    210,911
Income (loss) before
 extraordinary loss.....    (1,517)     28,415     15,021     21,434     63,353
Net income (loss).......    (9,574)     28,415     15,021     21,434     55,296
Net income (loss)
 available to common
 shareholders...........   (11,612)     23,657     10,178     16,505     38,728

Earnings per share:
 Basic..................
  Income (loss) before
   extraordinary
   loss(a)..............  $  (0.08) $     0.37 $     0.16 $     0.25 $     0.79
  Net income (loss)(a)..  $  (0.26) $     0.37 $     0.16 $     0.25 $     0.65
 Diluted................
  Income (loss) before
   extraordinary
   loss(a)..............  $  (0.08) $     0.35 $     0.16 $     0.25 $     0.77
  Net income (loss)(a)..  $  (0.26) $     0.35 $     0.16 $     0.25 $     0.63

1999:
Revenues................  $350,842  $  436,804 $  477,875 $  507,063 $1,772,584
Income from operations..    23,967      24,492     40,362     35,894    124,715
Net income..............    14,733       9,963     15,388     12,978     53,062
Earnings per share:
  Basic(a)..............  $   0.26  $     0.23 $     0.48 $     0.38 $     1.28
  Diluted(a)............  $   0.25  $     0.22 $     0.43 $     0.36 $     1.21

--------
(a) The arithmetic total of the individual quarterly net income per share amounts does not reconcile to the annual amount of net income per share due to the timing of net income in relation to the issuance of common shares during the course of the year.
(b) The first quarter of 2000 includes merger and related charges and costs to exit certain activities and related costs discussed in Note 3 totaling $20,000 or $.28 per basic and diluted share for the first quarter, and $.21 and $.20 per basic and diluted share, respectively, for the full year.
(c) The second quarter of 1999 includes the restructuring and recapitalization charges discussed in Note 12 totaling $8,020 or $.11 per basic and diluted share.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


15. EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998.

                                                      Year Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
Basic earnings per share:
  Net income available to common shareholders....... $ 38,728 $ 53,062 $ 47,463
                                                     -------- -------- --------
  Weighted average shares outstanding--Basic (in
   thousands).......................................   59,234   41,538   49,885
                                                     -------- -------- --------
  Net income per share--Basic....................... $    .65 $   1.28 $    .95
                                                     ======== ======== ========
Diluted earnings per share:
  Net income available to common shareholders....... $ 38,728 $ 53,062 $ 47,463
  Plus: interest expense on 7 1/2% convertible
   junior subordinated debentures and related
   amortization of debt issuance costs, net of tax..       --    3,205       --
                                                     -------- -------- --------
  Net income on an as-if converted basis............ $ 38,728 $ 56,267 $ 47,463
                                                     -------- -------- --------
  Weighted average shares outstanding--Diluted (in
   thousands).......................................   61,089   46,406   51,161
                                                     -------- -------- --------
  Net income per share--Diluted..................... $    .63 $   1.21 $    .93
                                                     ======== ======== ========
Weighted average shares (in thousands):
  Weighted average shares outstanding--Basic........   59,234   41,538   49,885
  Convertible non-voting common stock...............       --       --      468
  Common stock equivalents from stock options and
   warrants.........................................      181      160      429
  Contingently issuable shares......................    1,674      932      379
  Convertible junior subordinated debentures, on an
   as-if converted basis............................       --    3,776       --
                                                     -------- -------- --------
  Weighted average shares outstanding--Diluted......   61,089   46,406   51,161
                                                     ======== ======== ========

   The Convertible Preferred Stock, including accumulated dividends, which is convertible into approximately 19,464,257 shares of common stock as of December 31, 2000, was not included in the computation of diluted earnings per share for the year ended December 31, 2000 because the effect was anti-dilutive. Additionally, outstanding options and warrants to purchase 12,464,137, 8,969,825 and 2,431,799 shares of common stock were excluded from the respective computation of diluted earnings per share for the year ended December 31, 2000, 1999 and 1998, because the effect was anti-dilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information appearing under the caption "Election of Directors" in Encompass' proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers of Encompass is presented in Item 4A of this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

   Information appearing under the caption "Executive Compensation" in Encompass' proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information appearing under the captions "Stock Ownership of Management and Directors" and "Ownership of Voting Securities in Excess of Five Percent by a Beneficial Owner" in Encompass' proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   Information appearing under the caption "Transactions with Management and Others" in Encompass' proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

   1. Financial statements

   See "Index to Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data."

   2. Financial statement schedules

    None

   3. Exhibits

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
   2.1*  --Agreement and Plan of Merger dated as of November 2, 1999 by and between Group Maintenance America Corp. and Building One Services
          Corporation (Annex A to Joint Proxy Statement/Prospectus of GroupMAC
          and Building One dated January 18, 2000).
   3.1*  --Certificate of Merger dated February 22, 2000 merging Building One
          Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated Articles of
          Incorporation of Encompass) (Exhibit 3.1 to Encompass' Annual Report
          on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-
          13565).
   3.2*  --Statement of Designation dated February 15, 2000 relating to the
          7.25% Convertible Preferred Stock of Encompass (Exhibit 3.2 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
   3.3*  --By-laws of Encompass, as amended (Exhibit 3.2 to Annual Report on
          Form 10-K/A for the fiscal year ended December 31, 1998, File No. 1-
          13565).
   4.1*  --Indenture dated as of April 30, 1999, among Building One Services
          Corporation, the guarantors named therein and IBJ Whitehall Bank &
          Trust Company, as Trustee (Exhibit 4.1 to Encompass' Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999, File No. 1-
          13565).
   4.2*  --First Supplemental Indenture dated as of November 12, 1999, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.2 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
   4.3*  --Second Supplemental Indenture dated as of January 31, 2000, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.3 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
   4.4*  --Third Supplemental Indenture dated as of February 22, 2000 among
          Building One Services Corporation, Group Maintenance America Corp.,
          the guarantors named therein and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.4 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
   9     --None.
  10.1   --Encompass Services Corporation Amended and Restated 1997 Stock
          Awards Plan (formerly Group Maintenance America Corp. 1997 Stock
          Awards Plan, which was amended and restated as of December 5, 2000).
  10.2*  --Group Maintenance America Corp. 1997 Stock Option Plan (Exhibit 10.2
          to Registration Statement No. 333-34067).
  10.3*  --2000 Stock Performance Incentive Plan of Encompass Services
          Corporation (Annex G to Joint Proxy Statement of Encompass dated
          January 18, 2000).
  10.4*  --2000 Stock Awards Plan of Encompass Services Corporation (Annex H to
          Joint Proxy Statement of Encompass dated January 18, 2000).
  10.5   --Employment Agreement dated effective as of March 28, 2000 between
          Encompass and J. Patrick Millinor, Jr.

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
 10.6*   --First Amendment to Employment Agreement between Encompass and J.
          Patrick Millinor, Jr. (Exhibit 10.1 to Encompass' Quarterly Report on
          Form 10-Q for quarter ended September 30, 2000, File No. 1-13565).
 10.7    --Employment Agreement dated effective as of March 28, 2000 between
          Encompass and Joseph M. Ivey, Jr.
 10.8    --First Amendment to Employment Agreement dated effective as of March
          1, 2001 between Encompass and Joseph M. Ivey, Jr.
 10.9    --Employment Agreement dated effective as of November 1, 2000 between
          Encompass and Henry P. Holland.
 10.10   --First Amendment to Employment Agreement between Encompass and Henry
          P. Holland establishing the date of employment as October 16, 2000.
 10.11   --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Chester J. Jachimiec.
 10.12   --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Darren B. Miller.
 10.13   --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Daniel W. Kipp.
 10.14   --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Robert Tyler.
 10.15   --Employment Agreement dated effective as of April 10, 2000 between
          Encompass and Donald L. Luke.
 10.16   --Contract Termination Agreement dated August 1, 2000 between
          Encompass and Donald L. Luke.
 10.17*  --Credit Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.15 to Encompass' Annual
          Report on Form 10-K for the fiscal year ended December 31, 1999, File
          No. 1-13565).
 10.18*  --First Amendment dated effective as of March 23, 2000 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.1 to Encompass' Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000, File
          No. 1-13565).
 10.19*  --Second Amendment dated effective as of May 10, 2000 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.2 to Encompass' Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-
          13565).
 10.20*  --Subscription and Exchange Agreement dated November 2, 1999 between
          Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.11 to
          Registration Statement No. 333-93649).
 10.21*  --Investors' Rights Agreement dated as of February 22, 2000 between
          Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.17 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
 10.22*  --Warrant Agreement dated as of November 25, 1997 between
          Consolidation Capital Corporation and Jonathan J. Ledecky (Exhibit
          10.19 to Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
 10.23*  --Warrant Agreement dated as of November 25, 1997 between Consolidated
          Capital Corporation and Friedman, Billings, Ramsey & Co., Inc.
          (Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13565).
 10.24*  --Encompass Services Corporation 1997 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit 10.01 to
          Building One Registration Statement on Form S-1, Registration
          Statement No. 333-36193).
 10.25*  --Encompass Services Corporation 1997 Non-Employee Directors' Stock
          Plan for Non-Employee Directors of Building One Services Corporation
          (Exhibit 10.02 to Building One's Annual Report on Form 10-K for the
          year ended December 31, 1997, File No. 0-23421).
 10.26*  --Encompass Services Corporation Option Agreements for Employees of
          Building One Services Corporation (Building One Registration
          Statement on Form S-8, Registration Statement No. 333-59205).

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
 10.27*  --Encompass Services Corporation 1998 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit A to Building
          One's Proxy Statement on Schedule 14A dated August 14, 1998, File No.
          0-23421).
 10.28*  --Encompass Services Corporation 1999 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit B to Building
          One's Proxy Statement on Schedule 14A dated June 8, 1999, File No. 0-
          23421).
 11      --None.
 12      --None.
 13      --None.
 16      --None.
 18      --None.
 21      --Subsidiaries of Encompass as of March 1, 2001.
 22      --None.
 23.1    --Consent of KPMG LLP.
 23.2    --Consent of PricewaterhouseCoopers.
 24      --Powers of Attorney.
 99      --None.

--------
*Incorporated by reference from a prior filing as indicated.

   (b) Reports on Form 8-K.

   Encompass did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

   (c) Encompass has not filed with this report copies of certain instruments defining the rights of holders of long-term debt of Encompass and its subsidiaries. Encompass agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

   (d) None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.

                                          ENCOMPASS SERVICES CORPORATION

                                              /s/ J. Patrick Millinor, Jr.
                                          By: _________________________________
                                                J. Patrick Millinor, Jr.
                                                  Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

   /s/ J. Patrick Millinor, Jr.        Director and Chairman of     March 26, 2001
______________________________________  the Board
       J. Patrick Millinor, Jr.

        /s/ Joseph M. Ivey             Director and Chief           March 26, 2001
______________________________________  Executive Officer
            Joseph M. Ivey              (principal executive
                                        officer)

       /s/ Darren B. Miller            Senior Vice President and    March 26, 2001
______________________________________  Chief Financial Officer
           Darren B. Miller             (principal financial
                                        officer)

        /s/ L. Scott Biar              Vice President and Chief     March 26, 2001
______________________________________  Accounting Officer
            L. Scott Biar               (principal accounting
                                        officer)

       /s/ William P. Love*            Director and Vice            March 26, 2001
______________________________________  President, Electrical
           William P. Love              Technologies Group

        /s/ Andrew Africk*             Director                     March 26, 2001
______________________________________
            Andrew Africk

      /s/ Vincent W. Eades*            Director                     March 26, 2001
______________________________________
           Vincent W. Eades

        /s/ Michael Gross*             Director                     March 26, 2001
______________________________________
            Michael Gross

       /s/ Scott Kleinman*             Director                     March 26, 2001
______________________________________
            Scott Kleinman

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Donald L. Luke*             Director                     March 26, 2001
______________________________________
            Donald L. Luke

     /s/ Lucian L. Morrison*           Director                     March 26, 2001
______________________________________
          Lucian L. Morrison

   /s/ William M. Mounger, II*         Director                     March 26, 2001
______________________________________
        William M. Mounger, II

      /s/ John M. Sullivan*            Director                     March 26, 2001
______________________________________
           John M. Sullivan

       /s/ Darren B. Miller                                         March 26, 2001
*By: _________________________________
           Darren B. Miller
    (Attorney-in-fact for persons
              indicated)

                                 EXHIBIT INDEX

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
   2.1*  --Agreement and Plan of Merger dated as of November 2, 1999 by and between Group Maintenance America Corp. and Building One Services
          Corporation (Annex A to Joint Proxy Statement/Prospectus of GroupMAC
          and Building One dated January 18, 2000).

   3.1*  --Certificate of Merger dated February 22, 2000 merging Building One
          Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated Articles of
          Incorporation of Encompass) (Exhibit 3.1 to Encompass' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-
          13565).

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

   3.3*  --By-laws of Encompass, as amended (Exhibit 3.2 to Annual Report on
          Form 10-K/A for the fiscal year ended December 31, 1998, File No. 1-
          13565).

   4.1*  --Indenture dated as of April 30, 1999, among Building One Services
          Corporation, the guarantors named therein and IBJ Whitehall Bank &
          Trust Company, as Trustee (Exhibit 4.1 to Encompass' Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999, File No. 1-
          13565).

   4.2*  --First Supplemental Indenture dated as of November 12, 1999, among
          Building One Services Corporation, the guarantors named therein and IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.2 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).

   4.3*  --Second Supplemental Indenture dated as of January 31, 2000, among
          Building One Services Corporation, the guarantors named therein and IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.3 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).

   4.4*  --Third Supplemental Indenture dated as of February 22, 2000 among
          Building One Services Corporation, Group Maintenance America Corp., the guarantors named therein and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.4 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).

   9     --None.

  10.1   --Encompass Services Corporation Amended and Restated 1997 Stock
          Awards Plan (formerly Group Maintenance America Corp. 1997 Stock
          Awards Plan, which was amended and restated as of December 5, 2000).

  10.2* --Group Maintenance America Corp. 1997 Stock Option Plan (Exhibit 10.2 to Registration Statement No. 333-34067).

  10.3*  --2000 Stock Performance Incentive Plan of Encompass Services
          Corporation (Annex G to Joint Proxy Statement of Encompass dated
          January 18, 2000).

  10.4*  --2000 Stock Awards Plan of Encompass Services Corporation (Annex H to
          Joint Proxy Statement of Encompass dated January 18, 2000).

  10.5   --Employment Agreement dated effective as of March 28, 2000 between
          Encompass and J. Patrick Millinor, Jr.

  10.6*  --First Amendment to Employment Agreement between Encompass and J.
          Patrick Millinor, Jr. (Exhibit 10.1 to Encompass' Quarterly Report on
          Form 10-Q for quarter ended September 30, 2000, File No. 1-13565).

  10.7   --Employment Agreement dated effective as of March 28, 2000 between
          Encompass and Joseph M. Ivey, Jr.

  10.8   --First Amendment to Employment Agreement dated effective as of March
          1, 2001 between Encompass and Joseph M. Ivey, Jr.

  10.9   --Employment Agreement dated effective as of November 1, 2000 between
          Encompass and Henry P. Holland.

  10.10 --First Amendment to Employment Agreement dated effective as of October 16, 2000 between Encompass and Henry P. Holland.

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
 10.11   --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Chester J. Jachimiec.
 10.12   --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Darren B. Miller.
 10.13   --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Daniel W. Kipp.
 10.14   --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Robert Tyler.
 10.15   --Employment Agreement dated effective as of April 10, 2000 between
          Encompass and Donald L. Luke.
 10.16   --Contract Termination Agreement dated August 1, 2000 between
          Encompass and Donald L. Luke.
 10.17*  --Credit Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.15 to Encompass' Annual
          Report on Form 10-K for the fiscal year ended December 31, 1999, File
          No. 1-13565).
 10.18*  --First Amendment dated effective as of March 23, 2000 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.1 to Encompass' Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000, File
          No. 1-13565).
 10.19*  --Second Amendment dated effective as of May 10, 2000 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.2 to Encompass' Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000, File
          No. 1-13565).
 10.20*  --Subscription and Exchange Agreement dated November 2, 1999 between
          Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.11 to
          Registration Statement No. 333-93649).
 10.21*  --Investors' Rights Agreement dated as of February 22, 2000 between
          Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.17 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
 10.22*  --Warrant Agreement dated as of November 25, 1997 between
          Consolidation Capital Corporation and Jonathan J. Ledecky (Exhibit
          10.19 to Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
 10.23*  --Warrant Agreement dated as of November 25, 1997 between Consolidated
          Capital Corporation and Friedman, Billings, Ramsey & Co., Inc.
          (Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13565).
 10.24*  --Encompass Services Corporation 1997 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit 10.01 to
          Building One Registration Statement on Form S-1, Registration
          Statement No. 333-36193).
 10.25*  --Encompass Services Corporation 1997 Non-Employee Directors' Stock
          Plan for Non-Employee Directors of Building One Services Corporation
          (Exhibit 10.02 to Building One's Annual Report on Form 10-K for the
          year ended December 31, 1997, File No. 0-23421).
 10.26*  --Encompass Services Corporation Option Agreements for Employees of
          Building One Services Corporation (Building One Registration
          Statement on Form S-8, Registration Statement No. 333-59205).
 10.27*  --Encompass Services Corporation 1998 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit A to Building
          One's Proxy Statement on Schedule 14A dated August 14, 1998, File No.
          0-23421).
 10.28*  --Encompass Services Corporation 1999 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit B to Building
          One's Proxy Statement on Schedule 14A dated June 8, 1999, File No. 0-
          23421).
 11      --None.

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
  12     --None.
  13     --None.
  16     --None.
  18     --None.
  21     --Subsidiaries of Encompass as of March 1, 2001.
  22     --None.
  23.1   --Consent of KPMG LLP.
  23.2   --Consent of PricewaterhouseCoopers LLP.
  24     --Powers of Attorney.
  99     --None.

--------
* Incorporated by reference from a prior filing as indicated.