Form 10-Q
period 2001-03-31
ENCOMPASS SERVICES CORP
filed 2001-05-15
CIK 1039690

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

                 For the quarterly period ended March 31, 2001

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

   Common Stock, par value $0.001 per share; 63,796,409 shares outstanding as of April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I Financial Information
  Item 1. Financial Statements............................................   1
    Consolidated Condensed Balance Sheets.................................   1
    Consolidated Condensed Statements of Operations.......................   2
    Consolidated Condensed Statement of Shareholders' Equity..............   3
    Consolidated Condensed Statements of Cash Flows.......................   4
    Notes to Consolidated Condensed Financial Statements..................   5
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  12
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  17
Part II Other Information
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities and Use of Proceeds.......................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  18

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (In thousands, except par value)
                                  (Unaudited)

                                                        March 31,   December 31,
                        ASSETS                             2001         2000
                        ------                          ----------  ------------
Current Assets:
  Cash and cash equivalents...........................  $    3,499   $   10,094
  Accounts receivable, net............................     919,080      969,469
  Inventories.........................................      29,061       32,172
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     122,518      119,997
  Deferred tax assets.................................      17,296       17,296
  Prepaid expenses and other current assets...........      21,515       30,266
                                                        ----------   ----------
    Total current assets..............................   1,112,969    1,179,294
Property and equipment, net...........................     125,579      123,945
Goodwill, net.........................................   1,320,756    1,328,884
Other intangible assets, net..........................      15,311       15,905
Deferred debt issuance costs, net.....................      16,279       17,039
Other long-term assets................................      36,580       32,815
                                                        ----------   ----------
    Total assets......................................  $2,627,474   $2,697,882
                                                        ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Short-term borrowings and current maturities of long
   term debt..........................................  $    5,139   $    5,805
  Accounts payable....................................     252,280      280,630
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................     192,106      208,302
  Accrued compensation................................      78,397      105,343
  Other accrued liabilities...........................      80,788       76,494
  Due to related parties..............................       6,206       11,385
                                                        ----------   ----------
    Total current liabilities.........................     614,916      687,959
Long-term debt, net of current portion................     956,969      961,606
Deferred tax liabilities..............................       9,290       11,029
Other liabilities.....................................       8,362        4,404

Commitments and contingencies

Mandatorily redeemable convertible preferred stock,
 $.001 par value, 50,000 shares authorized, 256 shares
 issued and outstanding...............................     274,026      269,009

Shareholders' equity:
  Common stock, $.001 par value, 200,000 shares
   authorized, 63,796 and 63,501 shares outstanding,
   respectively.......................................          64           64
  Additional paid-in capital..........................     622,141      624,926
  Retained earnings...................................     147,824      139,045
  Treasury stock, 597 and 32 shares, respectively, at
   cost...............................................      (3,281)        (160)
  Accumulated other comprehensive loss................      (2,837)          --
                                                        ----------   ----------
    Total shareholders' equity........................     763,911      763,875
                                                        ----------   ----------
    Total liabilities and shareholders' equity........  $2,627,474   $2,697,882
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                             2001       2000
                                                          ----------  --------
Revenues................................................. $1,057,705  $678,517
Cost of services.........................................    872,641   557,718
                                                          ----------  --------
  Gross profit...........................................    185,064   120,799
Selling, general and administrative expenses.............    127,886    78,095
Amortization of goodwill and other intangible assets.....      9,340     6,069
Merger and related charges...............................         --     7,800
Costs to exit certain activities and related costs.......         --    12,200
                                                          ----------  --------
  Income from operations.................................     47,838    16,635
Other income (expense):
  Interest income........................................        224       125
  Interest expense.......................................    (22,672)  (16,642)
  Loss on sale of marketable securities..................         --    (1,018)
  Other, net.............................................        145       551
                                                          ----------  --------
Income (loss) before income tax provision................     25,535      (349)
Income tax provision.....................................     11,739     1,168
                                                          ----------  --------
Income (loss) before extraordinary loss..................     13,796    (1,517)
Extraordinary loss on debt settlement, net of tax........         --    (8,057)
                                                          ----------  --------
Net income (loss)........................................     13,796    (9,574)
Less convertible preferred stock dividends...............     (5,017)   (2,038)
                                                          ----------  --------
Net income (loss) available to common shareholders....... $    8,779  $(11,612)
                                                          ==========  ========
Basic earnings per share:
  Income (loss) before extraordinary loss................ $      .14  $   (.08)
  Extraordinary loss, net of tax.........................         --      (.18)
                                                          ----------  --------
  Net income (loss)...................................... $      .14  $   (.26)
                                                          ==========  ========
  Weighted average shares outstanding....................     64,387    44,759
                                                          ==========  ========
Diluted earnings per share:
  Income (loss) before extraordinary loss................ $      .14  $   (.08)
  Extraordinary loss, net of tax.........................         --      (.18)
                                                          ----------  --------
  Net income (loss)...................................... $      .14  $   (.26)
                                                          ==========  ========
  Weighted average shares outstanding....................     64,526    44,759
                                                          ==========  ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                   For the three months ended March 31, 2001
                                 (In thousands)
                                  (Unaudited)

                             Common Stock                                    Accumulated
                          ------------------ Additional                         Other         Total
                            Shares            Paid-in   Retained  Treasury  Comprehensive Shareholders'
                          Outstanding Amount  Capital   Earnings   Stock        Loss         Equity
                          ----------- ------ ---------- --------  --------  ------------- -------------
BALANCE, December 31,
 2000...................    63,501     $64    $624,926  $139,045  $  (160)     $    --      $763,875
Shares issued under
 stock purchase and
 option plans...........       138      --         554        --       --           --           554
Common stock issued or
 to be issued in
 acquisitions...........       722      --      (2,832)       --       --           --        (2,832)
Purchase of treasury
 stock..................      (500)     --          --        --   (2,816)          --        (2,816)
Treasury stock acquired
 in sale of business....      (172)     --          --        --     (812)          --          (812)
Treasury stock issued in
 acquisitions...........       107      --        (507)       --      507           --            --
Cumulative effect of an
 accounting change......        --      --          --        --       --       (1,488)       (1,488)
Net losses on interest
 rate swaps.............        --      --          --        --       --       (1,455)       (1,455)
Reclassification
 adjustments............        --      --          --        --       --          106           106
Net income..............        --      --          --    13,796       --           --        13,796
Convertible preferred
 stock dividends........        --      --          --    (5,017)      --           --        (5,017)
                            ------     ---    --------  --------  -------      -------      --------
BALANCE, March 31,
 2001...................    63,796     $64    $622,141  $147,824  $(3,281)     $(2,837)     $763,911
                            ======     ===    ========  ========  =======      =======      ========


  The accompanying notes are an integral part of these consolidated condensed financial statements

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                            -------------------
                                                              2001      2000
                                                            --------  ---------
Cash flows from operating activities:
  Net income (loss)........................................ $ 13,796  $  (9,574)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..........................   18,437     11,273
    Extraordinary loss on debt settlement, net of tax......       --      8,057
    Impairment of property and equipment...................       --      1,700
    Loss on sale of marketable securities..................       --      1,018
    Other non-cash charges.................................      847        636
    Changes in operating assets and liabilities:
      Accounts receivable..................................   40,585    (10,617)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts...............................   (3,308)   (14,762)
      Prepaid expenses and other current assets............    8,713      7,504
      Billings in excess of costs and estimated earnings on
       uncompleted contracts...............................  (15,284)    (9,561)
      Accounts payable and accrued liabilities.............  (48,850)     4,289
      Change in other assets and liabilities...............    2,365     (2,266)
                                                            --------  ---------
        Net cash provided by (used in) operating
         activities........................................   17,301    (12,303)
                                                            --------  ---------
Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired.........   (7,525)     6,639
  Purchases of property and equipment......................  (12,093)    (7,186)
  Proceeds from sales of businesses, property and
   equipment...............................................    3,399        695
  Proceeds from sale of marketable securities..............       --      2,422
                                                            --------  ---------
        Net cash provided by (used in) investing
         activities........................................  (16,219)     2,570
                                                            --------  ---------
Cash flows from financing activities:
  Net borrowings (payments) on Revolving Credit Facility...   (4,415)   424,568
  Payments on long-term debt...............................   (1,000)  (706,961)
  Proceeds from long-term debt issuance....................       --    300,000
  Payment of debt issuance costs...........................       --    (10,747)
  Issuance of preferred stock, net of issuance costs.......       --    146,250
  Retirement of GroupMAC common stock in the Merger........       --   (150,000)
  Purchase of treasury stock...............................   (2,816)        --
  Issuance of stock under employee stock purchase and stock
   option plans............................................      554          6
                                                            --------  ---------
        Net cash provided by (used in) financing
         activities........................................   (7,677)     3,116
                                                            --------  ---------
Net decrease in cash and cash equivalents..................   (6,595)    (6,617)
Cash and cash equivalents, beginning of period.............   10,094     17,085
                                                            --------  ---------
Cash and cash equivalents, end of period................... $  3,499  $  10,468
                                                            ========  =========
Supplemental Disclosure of Cash Flow Information:
  Interest paid............................................ $ 18,906  $  17,834
  Income taxes paid........................................    8,853      1,625

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)
                                  (Unaudited)

1. BUSINESS AND ORGANIZATION

   Encompass Services Corporation ("Encompass", or the "Company") was incorporated as a Texas corporation to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets.

   The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2000 as filed in the Company's Annual Report on Form 10-K.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2. BUSINESS COMBINATIONS

   On February 22, 2000, the shareholders of Group Maintenance America Corp. ("GroupMAC") and Building One Services Corporation ("Building One") approved a merger of the two companies (the "Merger"). In connection with the closing of the Merger, GroupMAC amended its articles of incorporation to change its name to Encompass Services Corporation. Under the terms of the Merger, each outstanding share of Building One common stock was converted into 1.25 shares of GroupMAC common stock. As part of the Merger, GroupMAC shareholders could elect to receive cash for up to 50% of their shares of Encompass common stock at $13.50 per share, subject to proration. As a result of this election, 11,052 shares of Encompass common stock were canceled in the Merger.

   The Merger was accounted for as a purchase under generally accepted accounting principles. GroupMAC, which changed its name to Encompass Services Corporation, was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquiror and, accordingly, the Merger was accounted for as a "reverse acquisition". Under this method of accounting, Encompass' historical results for periods prior to the Merger are the same as Building One's historical results.

   The following unaudited pro forma summary results of operations data for the three months ended March 31, 2000 give effect to the Merger as if the Merger occurred on January 1, 2000:

   Revenues.......................................................... $966,523
   Net income........................................................    4,310
   Net loss available to common shareholders.........................     (412)
   Net loss per share:
     Basic........................................................... $   (.01)
     Diluted......................................................... $   (.01)

   Significant pro forma adjustments included in the above amounts consist of
(i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of March 31, 2000 had been outstanding for the first quarter of 2000 at interest rates

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)

in effect on March 31, 2000, (iv) the issuance of the Convertible Preferred Stock concurrent with the Merger and (v) adjustment to the federal and state income tax provisions based on pro forma operating results. Net loss per share assumes all shares issued for the Merger were outstanding from January 1, 2000. The unaudited pro forma summary results of operations data are not necessarily indicative of results of operations that would have occurred had the Merger taken place on January 1, 2000, or of future results of operations of the combined businesses.

 Merger and Related Charges

   In connection with the Merger and related transactions, the Company recorded the following costs and expenses in 2000 related to severance, office closing costs and other related costs:

                                                         Office
                                               Severance Closing  Other  Total
                                               --------- -------  -----  ------
   Total charges..............................  $6,100   $1,000   $700   $7,800
   Non-cash portion...........................      --       --   (400)    (400)
   Payments in 2000...........................  (6,100)    (329)    --   (6,429)
                                                ------   ------   ----   ------
   Accrual at December 31, 2000...............      --      671    300      971
   Payments in 2001...........................      --     (438)    --     (438)
                                                ------   ------   ----   ------
   Accrual at March 31, 2001..................  $   --   $  233   $300   $  533
                                                ======   ======   ====   ======

   The severance and office closing costs relate to the closing of Building One's corporate headquarters in Minneapolis, Minnesota and the resulting consolidation with the GroupMAC corporate office in Houston, Texas. As a result of this plan, the Company incurred severance costs for substantially all of the employees in the Building One corporate office, identified certain assets which were no longer of service and incurred lease termination costs. Severance costs covered 20 employees, all of which were terminated in 2000. The Company anticipates that the majority of the remaining accruals will be paid during 2001.

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

   The Company relocated the cleaning systems management offices from January through May 2000. The related costs include (i) $600 for severance and related costs, (ii) $500 for impaired assets, (iii) $300 related to

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)

lease termination and related costs, and (iv) $200 for other miscellaneous items. Substantially all of these amounts were paid in 2000.

 Other Business Combinations

   In May 2000, the Company acquired a business for cash paid of $10,207 and 296 shares of common stock. The Company assumed approximately $1,518 of debt in this transaction. The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of $9,397.

 Contingent Consideration Agreements

   In conjunction with its various acquisitions, the Company has entered into certain contingent consideration agreements which provide for the payment of cash and/or shares of common stock based on the financial performance of such acquired operations during the one- to two-year period immediately following the acquisition. During the three months ended March 31, 2001, a net amount of $337 of consideration was recorded to goodwill related to contingent consideration and final purchase price settlements on acquisitions completed to date. The Company recorded $3,169 of contingent consideration expected to be paid in cash, and reversed $2,832 of contingent consideration that had been expected to be settled in common stock. The cash payable of $6,206 is reflected as due to related parties at March 31, 2001 in the consolidated balance sheets and the estimated value of the shares to be issued has been reflected as additional paid-in capital. These common shares to be issued have been included in weighted average shares outstanding since the date earned for purposes of computing basic earnings per share and since the later of the date of acquisition or the beginning of the year for purposes of computing diluted earnings per share.

   Additionally, during the three months ended March 31, 2001, $7,525 of cash has been paid and 829 shares have been issued related to previously recorded contingent consideration and final purchase price settlements. The Company estimates that unearned contingent consideration under the remaining agreements will not be material.

3. ACCOUNTING FOR INTEREST RATE SWAPS

   The Company has entered into interest rate swap agreements to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. During 2000, the Company entered into several agreements in the aggregate notional amount of $90 million. During January 2001, the Company entered into an additional agreement in the notional amount of $20 million. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At March 31, 2001, the Company's ratio of fixed rate debt to total debt was 21% and the weighted

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)

average interest rate on its total debt was 8.4%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at March 31, 2001, the ratio of fixed rate debt was 32% and the weighted average interest rate on its total debt was 8.5%.

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting treatment. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS No. 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Company has designated its interest rate swap agreements as cash flow hedges.

   Adoption of SFAS No. 133 at January 1, 2001 resulted in the recognition of approximately $1,488, net of tax effect of $912, of derivative liabilities which are included in other long-term liabilities on the Company's consolidated balance sheet and $1,488 of hedging losses included in accumulated other comprehensive loss as the cumulative effect of a change in accounting principle. During the three months ended March 31, 2001, the Company recognized $106, net of tax effect of $65, in additional interest expense attributable to the difference in the variable interest receivable and fixed interest payable under the interest rate swap agreements. No gain or loss from hedge ineffectiveness was required to be recognized. At March 31, 2001, the fair value of the interest rate swap agreements was a cumulative loss of $2,837, net of tax effect of $1,739. The Company estimates that approximately $1,031, net of tax, of such amount is expected to be recognized as additional interest expense over the next twelve months as interest costs on the underlying debt are recognized. Amounts were determined as of the balance sheet date based on quoted market values, the Company's portfolio of interest rate swap agreements and the Company's measurement of hedge effectiveness.

4. OPERATING SEGMENTS

   The Company's reportable segments are strategic business units that offer distinct products and services or, for the most part, service distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. Intersegment transactions are established based on negotiations among the parties at rates generally consistent with those charged to third parties. Intersegment revenues in the three month period ended March 31, 2000 were not significant.

   The Company has six reportable segments: Electrical Technologies, Mechanical Services, Industrial Services, Residential Services, Cleaning Systems and Global Technologies. The Electrical Technologies Group provides installation and repair services to the electrical and communications systems of commercial and industrial facilities. The Mechanical Services Group installs and repairs heating, ventilation and air conditioning ("HVAC"), plumbing, control and monitoring and process piping systems in commercial and light industrial

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)

facilities. The Industrial Services Group installs, maintains and repairs the electrical, controls and process piping systems in industrial facilities such as refineries, petrochemical plants, manufacturing and processing facilities. The Residential Services Group provides mechanical and other contracting services in single family and low-rise multifamily housing units. The Cleaning Systems Group provides a wide variety of facility cleaning and maintenance management services nationwide. The Global Technologies Group specializes in the design and construction of high-tech, mission-critical sites and their systems. From time to time, management may move business units from one segment to another for management reporting and evaluation purposes. Prior year data has been conformed to the current year presentation.

   The Company evaluates performance based on income from operations before amortization of goodwill and other intangibles, unallocated corporate expenses, merger and related charges and costs to exit certain activities and related costs. While amortization of goodwill is not considered in evaluating segment performance, the goodwill associated with each segment is included in the total assets of each segment.

   Unallocated corporate expenses primarily include (i) corporate overhead,
(ii) corporate management bonuses, and (iii) savings from national purchase agreements relating to materials and property/casualty insurance. Costs related to group and regional management, operational, sales and marketing, accounting and administrative support are included in the operating costs of each segment in 2001. The corresponding data for 2000 have been restated to conform to the current year presentation. Corporate assets primarily include cash, deferred tax assets, deferred debt issuance costs and other intangible assets, fixed assets related to the Company's corporate office, cost-based investments and miscellaneous non-trade accounts receivable.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)


   Segment information was as follows:

                           Electrical  Mechanical Industrial Residential Cleaning    Global     Corporate/
                          Technologies  Services   Services   Services   Systems  Technologies Eliminations   Total
                          ------------ ---------- ---------- ----------- -------- ------------ ------------ ----------
THREE MONTH PERIOD ENDED
 MARCH 31, 2001:
Third-party revenues....   $  434,240   $367,665   $ 66,989   $ 75,762   $ 66,828   $46,221      $    --    $1,057,705
Intersegment revenues...        3,979      6,701        198          7         --        --      (10,885)           --
                           ----------   --------   --------   --------   --------   -------      -------    ----------
Total revenues..........      438,219    374,366     67,187     75,769     66,828    46,221      (10,885)    1,057,705
Operating costs.........      407,104    358,052     64,174     71,644     63,326    45,041       (8,814)    1,000,527
                           ----------   --------   --------   --------   --------   -------      -------    ----------
Segment operating
 earnings...............   $   31,115   $ 16,314   $  3,013   $  4,125   $  3,502   $ 1,180      $(2,071)       57,178
                           ==========   ========   ========   ========   ========   =======      =======
Amortization of goodwill
 and
 other intangible
 assets.................                                                                                         9,340
                                                                                                            ----------
Income from
 operations.............                                                                                    $   47,838
                                                                                                            ==========
Capital expenditures....   $    3,328   $  3,158   $    432   $    630   $    909   $ 2,393      $ 1,243    $   12,093
Depreciation expense....        2,760      3,114        653        629      1,196       213          532         9,097

THREE MONTH PERIOD ENDED
 MARCH 31, 2000:
Revenues................   $  346,629   $172,144   $ 55,103   $ 29,162   $ 64,569   $10,910      $    --    $  678,517
Operating costs.........      319,612    164,131     52,367     26,552     60,548     9,899        2,704       635,813
                           ----------   --------   --------   --------   --------   -------      -------    ----------
Segment operating
 earnings...............   $   27,017   $  8,013   $  2,736   $  2,610   $  4,021   $ 1,011      $(2,704)       42,704
                           ==========   ========   ========   ========   ========   =======      =======
Amortization of goodwill
 and
 other intangible
 assets.................                                                                                         6,069
Merger and related
 charges and costs to
 exit certain activities
 and related costs......                                                                                        20,000
                                                                                                            ----------
Income from operations..                                                                                    $   16,635
                                                                                                            ==========
Capital expenditures....   $    2,475   $  2,172   $    452   $    175   $    226   $ 1,423      $   263    $    7,186
Depreciation expense....        2,058      1,373        417        251      1,000        --          105         5,204

TOTAL ASSETS:
As of March 31, 2001....   $1,173,430   $829,285   $157,747   $156,997   $148,752   $71,698      $89,565    $2,627,474
As of December 31,
 2000...................    1,213,499    869,148    164,426    157,721    146,092    67,288       79,708     2,697,882

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)


5. EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2001 and 2000.

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             ----------------
                                                              2001     2000
                                                             ------- --------
   Basic earnings per share:
     Net income (loss) available to common shareholders..... $ 8,779 $(11,612)
                                                             ------- --------
     Weighted average shares outstanding--Basic.............  64,387   44,759
                                                             ------- --------
     Net income (loss) per share--Basic..................... $   .14 $   (.26)
                                                             ======= ========
   Diluted earnings per share:
     Net income (loss) available to common shareholders..... $ 8,779 $(11,612)
                                                             ------- --------
     Weighted average shares outstanding--Diluted...........  64,526   44,759
                                                             ------- --------
     Net income (loss) per share--Diluted................... $   .14 $   (.26)
                                                             ======= ========
   Weighted average shares:
     Weighted average shares outstanding--Basic.............  64,387   44,759
     Common stock equivalents from stock options and
      warrants..............................................     139       --
                                                             ------- --------
     Weighted average shares outstanding--Diluted...........  64,526   44,759
                                                             ======= ========

   Shares of Convertible Preferred Stock, including accumulated dividends, which are convertible into approximately 19,817 and 18,299 shares of common stock, were outstanding as of March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2001 and 2000 because the effect was anti-dilutive. Additionally, outstanding stock options and warrants to purchase 13,283 and 13,292 shares of common stock were excluded from the respective computation of diluted earnings per share for the three months ended March 31, 2001 and 2000, because the effect was anti-dilutive.

6. COMPREHENSIVE INCOME

   The following table reconciles net income (loss) to comprehensive income
(loss) for the three-month periods ended March 31, 2001 and 2000.

                                                              Three Months
                                                             Ended March 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
   Net income (loss)........................................ $13,796  $(9,574)
   Other comprehensive income (loss):
     Cumulative effect attributable to adoption of FAS 133
      (see Note 3)..........................................  (1,488)      --
     Net losses on interest rate swaps......................  (1,455)      --
     Unrealized gain on marketable securities...............      --       87
     Reclassification adjustments...........................     106      626
                                                             -------  -------
   Total comprehensive income (loss)........................ $10,959  $(8,861)
                                                             =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  INTRODUCTION

   Encompass Services Corporation ("Encompass," or the "Company") was formed to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets. On February 22, 2000, the shareholders of Group Maintenance America Corp. ("GroupMAC") and Building One Services Corporation ("Building One") approved the merger of the two companies (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation.

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

   The Company primarily derives revenues from providing contracting services for electrical, mechanical and other systems and providing janitorial and maintenance management services. The Company recognizes maintenance, repair and replacement revenues, including janitorial and maintenance management services, as services are performed, except for service contract revenue, which is recognized ratably over the life of the contract. The Company generally accounts for revenues from fixed price installation and retrofit contracts on a percentage-of-completion basis using the cost-to-cost method. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

                             RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

   Revenues. Revenues increased $379.2 million, or 56%, to $1,057.7 million for the three months ended March 31, 2001 from $678.5 million for the three months ended March 31, 2000. This increase in revenues is attributable to the following:

  . $334.5 million relates to the GroupMAC businesses that were acquired in the Merger.

  .   $44.6 million relates to internal growth in the Electrical
      Technologies, Mechanical Services, Industrial Services and Global Technologies Groups. This increase primarily relates to volume increases in the Midwest, California, Arizona, Colorado, Florida and Texas markets.

  . $2.2 million relates to internal growth in the Cleaning Systems Group, partially offset by a $2.1 million decline in revenues of the Residential Services Group.

   Gross profit. Gross profit increased $64.3 million, or 53%, to $185.1 million for the three months ended March 31, 2001 from $120.8 million for the three months ended March 31, 2000. This increase in gross profit is attributable to the following:

  . $59.4 million relates to the GroupMAC businesses that were acquired in the Merger, including the resultant benefit of higher purchasing synergies.

  . $7.5 million relates to internal growth in the Electrical Technologies, Mechanical Services and Industrial Services Groups, resulting from volume increases in the Midwest, California, Arizona, Colorado, Texas and Florida markets, partially offset by continued weakness in the southeastern states.

  . Gross profit in the Residential Services and Cleaning Systems Groups decreased by $2.6 million, primarily as a result of relative economic softness in certain geographic markets and generally harsher winter weather in 2001 as compared to 2000, which delayed new construction projects in certain areas.

   Gross profit margin decreased to 17.5% for the three months ended March 31, 2001 compared to 17.8% for the three months ended March 31, 2000. This decline is primarily attributable to the fact that the Merger resulted in a higher proportion of revenues for the three months ended March 31, 2001 from mechanical and industrial companies, which traditionally have lower gross margins than electrical companies.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $49.8 million, or 64%, to $ 127.9 million for the three months ended March 31, 2001 from $78.1 million for the three months ended March 31, 2000. This increase is attributable to the following:

  . $40.7 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $6.9 million primarily relates to internal growth in all of the Company's operating segments. This increase primarily relates to supporting the revenue growth in the Midwest, Texas and Florida markets.

  . $2.2 million relates to incremental corporate overhead, net of certain insurance cost synergies recorded at the corporate level, resulting from the acquisition of GroupMAC.

   As a percentage of revenues, selling, general and administrative expenses increased to 12.1% for the three months ended March 31, 2001 from 11.5% for the three months ended March 31, 2000. This increase is the result of increased corporate and field overhead costs to support the Company's branding, cross-selling, training and internal growth initiatives.

   In the second quarter of 2001, the Company took steps to accelerate the cost savings and workforce reductions as part of the Company's integration plan. Management conducted a comprehensive review of its overhead cost structure throughout the Company, in light of perceived near-term softness in certain economic sectors. This process resulted in the elimination of over 400 positions throughout the organization, substantially all of which will take place prior to June 30, 2001. The severance costs related to the workforce reductions are expected to be less than $2 million. These efforts, combined with the deferral or cancellation of some discretionary spending initiatives, are expected to yield cost savings in excess of $30 million in 2001 and annualized savings of approximately $40 million.

   Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three months ended March 31, 2001 increased $3.2 million, or 52%, to $9.3 million from $6.1 million for the three months ended March 31, 2000. This increase primarily relates to the GroupMAC businesses that were acquired in the Merger.

   Merger and related charges. In connection with the Merger, the Company recorded $7.8 million of costs and expenses related to severance and office closing costs in the first quarter of 2000. These costs relate to the closing of Building One's corporate headquarters in Minneapolis, Minnesota and the resulting consolidation with the GroupMAC corporate office in Houston, Texas. These costs are more fully described in Note 2 in the Notes to Consolidated Condensed Financial Statements included herein.

   Costs to exit certain activities and related costs. In the first quarter of 2000, the Company recorded $12.2 million of costs and expenses related to the shutdown of certain operations, the reorganization of other operations and other costs resulting from the Merger. These costs are more fully described in
Note 2 in the Notes to Consolidated Condensed Financial Statements included herein.

   Other income and expense. Other income and expense activity can be summarized as follows:

  . Net interest expense increased $5.9 million to $22.4 million for the three months ended March 31, 2001 from $16.5 million for the three months ended March 31, 2000. This increase is due to higher average debt levels during the three months ended March 31, 2001 as compared to the same period in 2000 due primarily to debt incurred in connection with the Merger in the first quarter of 2000.

  . The loss on sale of marketable securities of $1.0 million relates to the sale of a marketable security held by one of the Company's subsidiaries during the first quarter of 2000.

   Income tax provision. The income tax provision increased $10.6 million to $11.7 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. This increase primarily relates to increased pre-tax earnings, including the non-recurring nature of the merger and related charges, the costs to exit certain activities and related costs and the loss on sale of marketable securities in the first quarter of 2000. Excluding these charges and the related tax effects, the income tax provision increased $2.5 million, which corresponds with the pre-tax income increase of $4.9 million that results before such charges. Excluding these charges, the effective tax rate increased to 46.0% for the three months ended March 31, 2001 from 44.8% in the comparable prior year period due primarily to higher non-deductible goodwill amortization as a proportion of pre-tax income.

   Extraordinary loss, net. The net of tax extraordinary loss of $8.1 million for the three months ended March 31, 2000 relates to the write-off of deferred debt issuance costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were repayed in connection with the Merger.

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

Recent Developments

   Included in the Company's customer base are a number of companies involved in the telecommunications industry, including fiber-optic network companies, wireless phone companies and high-speed Internet providers.

Over the past several months, many companies in the telecommunications sector, including some of the Company's customers, have experienced a dramatic reduction in the amount of new capital available to them, upon which certain of them are reliant to successfully achieve their business plans. Consequently, the Company has experienced slower payment from certain customers, and has identified approximately $15 million of receivables that merit close attention and may present possible collection problems in the future. On May 8, 2001, one such customer, representing the largest portion of the $15 million figure mentioned above, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the quarter ended March 31, 2001, the Company provided an allowance for these receivables based on the information available and management's best estimates of the ultimate collectibility of such amounts as of the date of this report. As additional information becomes available, and to the extent the financial condition of these and other customers in the telecommunications sector continues to deteriorate in the future, the Company may find it necessary to record an additional charge to earnings to increase its allowance for doubtful accounts.

Inflation

   Inflation did not have a significant effect on the results of operations for the three months ended March 31, 2001 and 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations and growth from proceeds from the initial public offering, internally generated working capital and borrowings from commercial banks or other lenders.

   On February 22, 2000, in connection with the Merger, the Company entered into a new $800 million credit facility (the "New Credit Facility") and borrowed funds thereunder to repay (i) the outstanding borrowings of Building One under its $350 million credit facility, (ii) $130 million of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its previous revolving credit facility. The New Credit Facility was expanded to $900 million during the second quarter of 2000, and includes a $500 million revolving credit facility (the "Revolving Credit Facility"), a $130 million term loan, a $170 million term loan and a $100 million institutional term loan (the "Term Credit Facilities"). Borrowings under the New Credit Facility bear interest at variable rates, as defined, and are secured by substantially all assets of the Company. Under the New Credit Facility, Encompass is required to maintain (i) a minimum Fixed Charge Coverage Ratio; (ii) a maximum ratio of senior debt to pro forma EBITDA (as defined);
(iii) a maximum ratio of Funded Debt (as defined) to Pro Forma EBITDA (as defined); (iv) a minimum amount of Consolidated Net Worth (as defined); and (v) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At March 31, 2001, the Company was in compliance with all covenants required under the New Credit Facility. To date, neither the terms of the New Credit Facility nor the indenture pursuant to which the senior subordinated notes were issued nor the debt represented thereby have materially restricted the Company's ability to finance operations or capital needs or to respond to changes in the Company's business or competitive activity.

   The Company has entered into interest rate swap agreements to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. During 2000, the Company entered into several agreements in the aggregate notional amount of $90 million. During January 2001, the Company entered into an additional agreement in the notional amount of $20 million. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At March 31, 2001 the Company's ratio of fixed rate debt to total was 21% and the weighted average interest rate on its total debt was 8.4%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at March 31, 2001, the ratio of fixed rate debt was 32% and the weighted average interest rate on its total debt was 8.5%.

   As of April 30, 2001, borrowings under the New Credit Facility were $759.8 million, providing capacity under the New Credit Facility, after certain letter-of-credit commitments, of approximately $131.8 million.

   In April 1999, the Company completed a private offering of $200 million of 10% senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured and guaranteed by the

Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009.

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

   Concurrent with the closing of the Merger, affiliates of Apollo Management IV, L.P. exchanged approximately $106 million of Building One convertible junior subordinated debentures and $150 million of cash for 256,191 shares of the Company's Convertible Preferred Stock. The Convertible Preferred Stock if not otherwise converted is redeemable in 2012, and is entitled to receive an annual dividend of 7.25% payable quarterly. Until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated at the option of the Company. The Convertible Preferred Stock is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances. The proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger which allowed former GroupMAC shareholders to convert approximately 11.1 million shares of Encompass common stock into cash.

   The Company's primary requirements for capital have historically consisted of funding contingent purchase price obligations from prior acquisitions, making select strategic investments in businesses and funding internal growth. During the three months ended March 31, 2001 and 2000, capital expenditures were $12.1 million and $7.2 million, respectively. The Company anticipates that total capital expenditures in 2001 will range from $40 to $50 million. The Company anticipates that its cash flow from operations and borrowing capacity under the New Credit Facility will enable the Company to fund its normal working capital needs, debt service requirements and planned capital expenditures for 2001.

   For the three months ended March 31, 2001 and 2000, the Company generated $17.3 million and used $12.3 million of cash from operating activities, respectively. For the three months ended March 31, 2001, net income and other non-cash charges generated $33.1 million compared to $13.1 million for the three months ended March 31, 2000. Net changes in working capital and other operating accounts utilized $15.8 million for the three months ended March 31, 2001, compared to $25.4 million in the three months ended March 31, 2000, primarily to support the growth in the Company's operations in all of its business segments. The improved results in 2001 are largely attributable to the growth in the Company's business and the integration of the GroupMAC and Building One operations.

   For the three months ended March 31, 2001, the Company used $16.2 million of cash in investing activities. These activities principally consisted of $7.5 million in earnout payments related to businesses acquired in prior years, $12.1 million in capital expenditures and $3.4 million proceeds from the sales of businesses, property and equipment. Capital expenditures in 2001 primarily consisted of the expansion of facilities in certain markets and the investment in information systems to support the growth in the Company's operations. For the three months ended March 31, 2000, the Company generated $2.6 million of cash from investing activities. These activities principally consisted of $6.6 million acquired in acquisitions (primarily the Merger), net of cash paid related to other acquisitions, $2.4 million from a sale of marketable securities and $7.2 million used for capital expenditures.

   For the three months ended March 31, 2001, the Company used $7.7 million of cash in financing activities. These activities principally consisted of $5.4 million in net payments on short-term and long-term debt and $2.8 million paid for the purchase of the Company's common stock under a stock buyback program. For the three months ended March 31, 2000, the Company generated $3.1 million of cash from financing activities. These activities primarily related to the Merger and principally consisted of net proceeds from the issuance of preferred stock and borrowings under the New Credit Facility, largely offset by the retirement of GroupMAC common stock and repayments on long-term debt under GroupMAC and Building One credit facilities.

Forward Looking Statements

   This Quarterly Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: the level of demand for its services by multi-site customers; the availability and cost of capital in certain markets; the level of interest rates which affects demand for the Company's services and its interest expense; working capital requirements; general economic conditions; as well as other factors listed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   The table below provides scheduled principal payment and fair value information about the Company's market- sensitive financial instruments as of March 31, 2001. The Company's major market risk exposure is interest rate volatility. All items described below are stated in U.S. dollars (in thousands). This information constitutes a "forward looking statement."

                                                                                       Fair Value at
                                                                                         March 31,
                           2001    2002   2003    2004     2005   Thereafter  Total        2001
                          ------  ------ ------  ------  -------- ---------- --------  -------------
Revolving Credit
 Facility...............  $   --  $   -- $   --  $   --  $365,000  $     --  $365,000    $365,000
 Average rate...........                                                           (a)
Term Credit Facilities..  $3,250  $4,000 $4,000  $4,000  $  4,000  $376,250  $395,500    $395,500
 Average rate...........                                                           (a)
Senior Subordinated
 Notes..................  $   --  $   -- $   --  $   --  $     --  $200,000  $200,000    $169,000
 Average rate...........                                                           (b)
Other Debt..............  $1,139  $   -- $1,613  $2,500  $     --  $     --  $  5,252    $  5,252
 Average rate...........     9.5%           6.0%    7.5%

--------
(a) Borrowings under the Revolving Credit Facility and the Term Credit Facilities bear interest at a rate per annum, at the Company's option, of either (i) the Alternate Base Rate or (ii) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate, plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA (with all capitalized terms as defined in the New Credit Facility). The Eurodollar Rate is the rate defined in the New Credit Facility plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA. At March 31, 2001, the weighted average interest rate in effect for the Revolving Credit Facility and the Term Credit Facilities, including amortization of related debt issuance costs, was 7.5% and 7.8%, respectively.

  In October 2000 and January 2001, the Company entered into several interest rate swap agreements for a notional amount of $110 million for periods ranging from one to four years, to partially hedge its exposure to potential fluctuations in interest rates. Under these agreements, the Company pays a fixed rate and receives a variable rate which is reset every three months based on three month LIBOR. At March 31, 2001, the weighted average interest rate payable on the swap agreements was 8.2%. The aggregate fair value of these swap agreements at March 31, 2001, was a liability of approximately $4.6 million.

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

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

 Exhibit No.                       Description of Exhibit
 -----------                       ----------------------
  2          --None.
  3.1*       --Certificate of Merger dated February 22, 2000 merging Building
              One Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated
              Articles of Incorporation of Encompass) (Exhibit 3.1 to
              Encompass' Annual Report on
              Form 10-K for the fiscal year ended December 31, 1999, File No.
              1-13565).
  3.2*       --Statement of Designation dated February 15, 2000 relating to the
              7.25% Convertible Preferred Stock of Encompass (Exhibit 3.2 to
              Encompass' Annual Report on Form 10-K for the fiscal year ended
              December 31, 1999, File No. 1-13565).
  3.3*       --By-laws of Encompass, as amended (Exhibit 3.2 to Encompass'
              Annual Report on Form 10-K/A for the fiscal year ended December
              31, 1998, File No. 1-13565).
  4          --None.
 10          --Termination of Employment Agreement and General Release dated
              March 30, 2001 by and among William P. Love, Jr., Encompass
              Management Co. and Encompass Services Corporation.
 11          --None.
 15          --None.
 18          --None.
 19          --None.
 22          --None.
 23          --None.
 24          --None.
 99          --None.

--------
*  Incorporated by reference from a prior filing as indicated.

   (b) Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Encompass Services Corporation

Date: May 15, 2001                                /s/ Darren B. Miller
                                          -------------------------------------
                                                    Darren B. Miller
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (principal financial officer)

Date: May 15, 2001                                  /s/ L. Scott Biar
                                          -------------------------------------
                                                      L. Scott Biar
                                           Vice President and Chief Accounting
                                                         Officer
                                             (principal accounting officer)