Form 10-Q
period 2001-06-30
ENCOMPASS SERVICES CORP
filed 2001-08-07
CIK 1039690

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

                 For the quarterly period ended June 30, 2001

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

   Common Stock, par value $0.001 per share; 63,860,736 shares outstanding as of July 31, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I Financial Information
  Item 1. Financial Statements............................................   1
     Consolidated Condensed Balance Sheets................................   1
     Consolidated Condensed Statements of Operations......................   2
     Consolidated Condensed Statement of Shareholders' Equity.............   3
     Consolidated Condensed Statements of Cash Flows......................   4
     Notes to Consolidated Condensed Financial Statements.................   5
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  13
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  20
Part II Other Information
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities and Use of Proceeds.......................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  22
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  22

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     Part I

                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (In thousands, except par value)
                                  (Unaudited)

                                                         June 30,   December 31,
                                                           2001         2000
                        ASSETS                          ----------  ------------
Current assets:
  Cash and cash equivalents...........................  $    1,055   $   10,094
  Accounts receivable, net............................     856,378      969,469
  Inventories.........................................      34,282       32,172
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     120,530      119,997
  Deferred tax assets.................................      24,181       17,296
  Prepaid expenses and other current assets...........      35,526       30,266
                                                        ----------   ----------
    Total current assets..............................   1,071,952    1,179,294
Property and equipment, net...........................     121,490      123,945
Goodwill, net.........................................   1,313,772    1,328,884
Other intangible assets, net..........................      14,717       15,905
Deferred debt issuance costs, net.....................      20,332       17,039
Other long-term assets................................      45,039       32,815
                                                        ----------   ----------
    Total assets......................................  $2,587,302   $2,697,882
                                                        ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities of
   long-term debt.....................................  $    4,782   $    5,805
  Accounts payable....................................     226,571      280,630
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................     175,840      208,302
  Accrued compensation................................      79,275      105,343
  Other accrued liabilities...........................      98,196       76,494
  Due to related parties..............................       4,090       11,385
                                                        ----------   ----------
    Total current liabilities.........................     588,754      687,959
Long-term debt, net of current portion................     932,532      961,606
Deferred tax liabilities..............................       9,426       11,029
Other liabilities.....................................       8,338        4,404

Commitments and contingencies

Mandatorily redeemable convertible preferred stock,
 $.001 par value, 50,000 shares authorized, 256 shares
 issued and outstanding...............................     279,133      269,009

Shareholders' equity:
  Common stock, $.001 par value, 200,000 shares
   authorized, 64,513 and 63,501 shares outstanding,
   respectively.......................................          65           64
  Additional paid-in capital..........................     623,462      624,926
  Retained earnings...................................     151,512      139,045
  Treasury stock, 600 and 32 shares, respectively, at
   cost...............................................      (3,306)        (160)
  Accumulated other comprehensive loss................      (2,614)          --
                                                        ----------   ----------
    Total shareholders' equity........................     769,119      763,875
                                                        ----------   ----------
    Total liabilities and shareholders' equity........  $2,587,302   $2,697,882
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                ----------------------  ----------------------
                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------
Revenues......................  $1,037,495  $1,090,229  $2,095,200  $1,768,746
Cost of services..............     855,886     891,432   1,728,527   1,449,150
                                ----------  ----------  ----------  ----------
  Gross profit................     181,609     198,797     366,673     319,596
Selling, general and
 administrative expenses......     114,455     114,415     240,022     192,033
Provision for doubtful
 accounts.....................      19,104       1,140      21,423       1,617
Amortization of goodwill and
 other intangible assets......       9,284       9,050      18,624      15,119
Merger and related charges....          --          --          --       7,800
Costs to exit certain
 activities and related
 costs........................          --          --          --      12,200
                                ----------  ----------  ----------  ----------
  Income from operations......      38,766      74,192      86,604      90,827
Other income (expense):
  Interest income.............         239         158         463         283
  Interest expense............     (19,883)    (23,044)    (42,555)    (39,686)
  Other, net..................        (257)        170        (112)       (297)
                                ----------  ----------  ----------  ----------
Income before income tax
 provision....................      18,865      51,476      44,400      51,127
Income tax provision..........      10,070      23,061      21,809      24,229
                                ----------  ----------  ----------  ----------
Income before extraordinary
 loss.........................       8,795      28,415      22,591      26,898
Extraordinary loss on debt
 settlement, net of tax.......          --          --          --      (8,057)
                                ----------  ----------  ----------  ----------
Net income....................       8,795      28,415      22,591      18,841
Less convertible preferred
 stock dividends..............      (5,107)     (4,758)    (10,124)     (6,796)
                                ----------  ----------  ----------  ----------
Net income available to common
 shareholders.................  $    3,688  $   23,657  $   12,467  $   12,045
                                ==========  ==========  ==========  ==========
Basic earnings per share:
  Income before extraordinary
   loss.......................  $      .06  $      .37  $      .19  $      .37
  Extraordinary loss, net of
   tax........................          --          --          --        (.15)
                                ----------  ----------  ----------  ----------
  Net income..................  $      .06  $      .37  $      .19  $      .22
                                ==========  ==========  ==========  ==========
  Weighted average shares
   outstanding................      64,643      63,362      64,317      54,156
                                ==========  ==========  ==========  ==========
Diluted earnings per share:
  Income before extraordinary
   loss.......................  $      .06  $      .35  $      .19  $      .37
  Extraordinary loss, net of
   tax........................          --          --          --        (.15)
                                ----------  ----------  ----------  ----------
  Net income..................  $      .06  $      .35  $      .19  $      .22
                                ==========  ==========  ==========  ==========
  Weighted average shares
   outstanding................      64,860      81,926      64,495      54,274
                                ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                     For the six months ended June 30, 2001

                                 (In thousands)
                                  (Unaudited)

                             Common Stock                                    Accumulated
                          ------------------ Additional                         Other         Total
                            Shares            Paid-in   Retained  Treasury  Comprehensive Shareholders'
                          Outstanding Amount  Capital   Earnings   Stock        Loss         Equity
                          ----------- ------ ---------- --------  --------  ------------- -------------
BALANCE, December 31,
 2000...................    63,501     $64    $624,926  $139,045  $  (160)     $    --      $763,875
Shares purchased under
 stock purchase and
 option plans...........       451      --       1,875        --       --           --         1,875
Common stock issued or
 to be issued in
 acquisitions...........     1,129       1      (2,832)       --       --           --        (2,831)
Purchase of treasury
 stock..................      (503)     --          --        --   (2,841)          --        (2,841)
Treasury stock acquired
 in sale of business....      (172)     --          --        --     (812)          --          (812)
Treasury stock issued in
 acquisitions...........       107      --        (507)       --      507           --            --
Cumulative effect of an
 accounting change......        --      --          --        --       --       (1,488)       (1,488)
Net losses on interest
 rate swaps.............        --      --          --        --       --       (1,634)       (1,634)
Reclassification
 adjustments............        --      --          --        --       --          508           508
Net income..............        --      --          --    22,591       --           --        22,591
Convertible preferred
 stock dividends........        --      --          --   (10,124)      --           --       (10,124)
                            ------     ---    --------  --------  -------      -------      --------
BALANCE, June 30, 2001..    64,513     $65    $623,462  $151,512  $(3,306)     $(2,614)     $769,119
                            ======     ===    ========  ========  =======      =======      ========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Cash flows from operating activities:
 Net income.............................................. $  22,591  $  18,841
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................    36,993     29,193
  Provision for doubtful accounts........................    21,423      1,617
  Extraordinary loss on debt settlement, net of tax......        --      8,057
  Impairment of property and equipment...................        --      1,700
  Other non-cash charges.................................    (5,202)     2,832
  Changes in operating assets and liabilities:
   Accounts receivable...................................    83,402   (104,316)
   Costs and estimated earnings in excess of billings on
    uncompleted contracts................................    (1,321)  ( 23,489)
   Prepaid expenses and other current assets.............    (5,299)    10,932
   Billings in excess of costs and estimated earnings on
    uncompleted contracts................................   (31,550)    21,087
   Accounts payable and accrued liabilities..............   (72,513)    21,070
   Change in other assets and liabilities................     2,865     13,881
                                                          ---------  ---------
    Net cash provided by operating activities............    51,389      1,405
                                                          ---------  ---------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired........   (10,956)   (30,659)
 Purchases of property and equipment.....................   (17,858)   (19,665)
 Proceeds from sales of businesses, property and
  equipment..............................................     4,565      3,357
 Cost basis investment...................................        --     (2,020)
                                                          ---------  ---------
    Net cash used in investing activities................   (24,249)   (48,987)
                                                          ---------  ---------
Cash flows from financing activities:
 Net borrowings (payments) on Revolving Credit Facility..  (159,273)   374,123
 Payments on long-term debt..............................    (2,000)  (707,748)
 Proceeds from long-term debt issuance...................   130,950    400,000
 Payment of debt issuance costs..........................    (4,813)   (11,901)
 Issuance of preferred stock, net of issuance costs......        --    146,250
 Retirement of GroupMAC common stock in the Merger.......        --   (150,000)
 Purchase of treasury stock..............................    (2,841)        --
 Issuance of stock under employee stock purchase and
  stock option plans.....................................     1,798          6
                                                          ---------  ---------
    Net cash provided by (used in) financing activities..   (36,179)    50,730
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    (9,039)     3,148
Cash and cash equivalents, beginning of period...........    10,094     17,085
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   1,055  $  20,233
                                                          =========  =========
Supplemental Disclosure of Cash Flow Information:
 Interest paid........................................... $  43,705  $  41,867
 Income taxes paid.......................................    11,220      4,908

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

   The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the separate audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2000 as filed in the Company's Annual Report on Form 10-K.

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

   The following unaudited pro forma summary results of operations data for the six months ended June 30, 2000 give effect to the Merger as if the Merger occurred on January 1, 2000:

   Revenues......................................................... $2,056,751
   Net income.......................................................     32,725
   Net income available to common shareholders......................     23,198
   Net income per share:
     Basic.......................................................... $      .37
     Diluted........................................................ $      .37

   Significant pro forma adjustments included in the above amounts consist of
(i) compensation differentials, (ii) adjustment for goodwill amortization over a period of 40 years, (iii) adjustment for interest expense as if borrowings outstanding as of March 31, 2000 had been outstanding for the first quarter of 2000 at interest rates

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)

in effect on March 31, 2000, (iv) the issuance of Convertible Preferred Stock concurrent with the Merger and (v) adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the Merger were outstanding from January 1, 2000. The unaudited pro forma summary results of operations data are not necessarily indicative of results of operations that would have occurred had the Merger taken place on January 1, 2000, or of future results of operations of the combined businesses.

 Merger and Related Charges

   In connection with the Merger and related transactions, the Company recorded the following costs and expenses in 2000 related to severance, office closing costs and other related costs:

                                                        Office
                                              Severance Closing  Other   Total
                                              --------- -------  -----  -------
   Total charges.............................  $ 6,100  $1,000   $ 700  $ 7,800
   Non-cash portion..........................       --      --    (400)    (400)
   Payments in 2000..........................   (6,100)   (329)     --   (6,429)
                                               -------  ------   -----  -------
   Accrual at December 31, 2000..............       --     671     300      971
   Payments in 2001..........................       --    (483)   (250)    (733)
                                               -------  ------   -----  -------
   Accrual at June 30, 2001..................  $    --  $  188   $  50  $   238
                                               =======  ======   =====  =======

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

 Costs to Exit Certain Activities and Integration Costs

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
                                                                        -------
     Total............................................................. $12,200
                                                                        =======

   The costs related to the shutdown of the demolition and site preparation operations include (i) $5,200 related to obligations under existing jobs in progress, (ii) $2,000 estimated for uncollectible accounts receivable, (iii) $1,100 related to claims against the Company, (iv) $800 for impaired assets, and (v) $700 related to lease termination costs and other expenses. As of June 30, 2001, the Company has substantially completed the shutdown of these operations.

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

 Contingent Consideration Agreements

   In conjunction with acquisitions, the Company has entered into certain contingent consideration agreements which provide for the payment of cash and/or shares of common stock based on the financial performance of such acquired operations during the one- to two-year period immediately following the acquisition. During the six months ended June 30, 2001, a net amount of $1,916 of consideration was recorded to goodwill related to contingent consideration and final purchase price settlements on acquisitions completed to date. Estimated cash payable related to contingent consideration agreements totaling $4,090 at June 30, 2001 is reflected as due to related parties in the consolidated condensed balance sheets and the estimated value of shares to be issued is reflected as additional paid-in capital. These common shares to be issued have been included in weighted average shares outstanding since the date earned for purposes of computing basic earnings per share and since the later of the date of acquisition or the beginning of the year for purposes of computing diluted earnings per share.

   During the six months ended June 30, 2001, $10,956 of cash has been paid and 1,236 shares have been issued related to previously recorded contingent consideration and final purchase price settlements. The Company currently estimates that unearned contingent consideration under the remaining agreements will not be material.

3. DEBT OFFERING

   In June 2001, the Company completed a private offering of $135,000 of 10 1/2% senior subordinated notes, which are substantially identical to the Company's 10 1/2% senior subordinated notes issued in 1999. The senior subordinated notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. The proceeds of the current offering, net of $4,050 in issue discount and delayed draw payment, were $130,950. Additionally, debt issuance costs of approximately $4,813 incurred in connection with the offering have been deferred and are being amortized, along with the discount and delayed draw payment to interest expense over the term of the notes. Net proceeds from the offering were used to repay debt borrowed under the Company's revolving credit facility.

   The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) on or before May 1, 2002, the Company may redeem up to 35% of the outstanding senior subordinated notes with money raised in equity offerings under certain circumstances at a redemption price of 110.875% plus accrued and unpaid interest. Upon a change of control (as defined in the indenture for the senior subordinated notes) of the Company, the Company will be required to offer to purchase all of the outstanding senior subordinated notes at 101% of the face amount plus accrued interest.

   The indenture governing the senior subordinated notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)


4. ACCOUNTING FOR INTEREST RATE SWAPS

   The Company has entered into interest rate swap agreements to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. During 2000, the Company entered into several agreements in the aggregate notional amount of $90 million. During January 2001, the Company entered into an additional agreement in the notional amount of $20 million. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At June 30, 2001, the Company's ratio of fixed rate debt to total debt was 35.9% and the weighted average interest rate on its total debt was 8.36%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at June 30, 2001, the Company's ratio of fixed rate debt to total debt was 47.5% and the weighted average interest rate on its total debt was 8.55%.

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

   Adoption of SFAS No. 133 at January 1, 2001 resulted in the recognition of approximately $1,488, net of tax effect of $912, of derivative liabilities which are included in other long-term liabilities on the Company's consolidated balance sheet and $1,488 of hedging losses included in accumulated other comprehensive loss as the cumulative effect of a change in accounting principle. During the six months ended June 30, 2001, the Company recognized $508, net of tax effect of $311, in additional interest expense attributable to the difference in the variable interest receivable and fixed interest payable under the interest rate swap agreements. No gain or loss from hedge ineffectiveness was required to be recognized. At June 30, 2001 the fair value of the interest rate swap agreements was a cumulative loss of $2,614, net of tax effect of $1,602. The Company estimates that approximately $940, net of tax, of such amount is expected to be recognized as additional interest expense over the next twelve months as interest costs on the underlying debt are recognized. Amounts were determined as of the balance sheet date based on quoted market values, the Company's portfolio of interest rate swap agreements and the Company's measurement of hedge effectiveness.

5. OPERATING SEGMENTS

   The Company's reportable segments are strategic business units that, for the most part, offer distinct products and services or service distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. Intersegment transactions are established based on negotiations among the parties at rates generally consistent with those charged to third parties.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)


   The Company has six reportable segments: Electrical Technologies, Mechanical Services, Industrial Services, Residential Services, Cleaning Systems and Global Technologies. The Electrical Technologies Group provides installation and repair services to the electrical and communications systems of commercial and industrial facilities. The Mechanical Services Group installs and repairs heating, ventilation and air conditioning ("HVAC"), plumbing, control and monitoring and process piping systems in commercial and light industrial facilities. The Industrial Services Group installs, maintains and repairs the electrical, controls and process piping systems in industrial facilities such as refineries, petrochemical plants, manufacturing and processing facilities. The Residential Services Group provides mechanical, plumbing and other contracting services in single family and low-rise multifamily housing units. The Cleaning Systems Group provides a wide variety of facility cleaning and maintenance management services nationwide. The Global Technologies Group specializes in the design and construction of high-tech, mission-critical sites and their systems. From time to time, management may move business units from one segment to another for management reporting and evaluation purposes. Prior year data has been conformed to the current year presentation.

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)

   Segment information was as follows:

                           Electrical  Mechanical Industrial Residential Cleaning    Global     Corporate/
                          Technologies  Services   Services   Services   Systems  Technologies Eliminations   Total
                          ------------ ---------- ---------- ----------- -------- ------------ ------------ ----------
THREE MONTHS ENDED
 JUNE 30, 2001:
Third-party revenues....   $  423,366   $359,899   $ 66,005   $ 92,249   $ 72,039   $ 23,937     $    --    $1,037,495
Intersegment revenues...        2,725      1,095        432          4          8         --      (4,264)           --
                           ----------   --------   --------   --------   --------   --------     -------    ----------
Total revenues..........      426,091    360,994     66,437     92,253     72,047     23,937      (4,264)    1,037,495
Operating costs(1)......      399,717    341,106     61,848     81,934     68,382     36,429          29       989,445
                           ----------   --------   --------   --------   --------   --------     -------    ----------
Segment operating
 earnings...............   $   26,374   $ 19,888   $  4,589   $ 10,319   $  3,665   $(12,492)    $(4,293)       48,050
                           ==========   ========   ========   ========   ========   ========     =======
Amortization of goodwill
 and other intangible
 assets.................                                                                                         9,284
                                                                                                            ----------
Income from operations..                                                                                    $   38,766
                                                                                                            ==========
Capital expenditures....   $    1,891   $  2,019   $    305   $    169   $  1,340   $     --     $    41    $    5,765
Depreciation expense....        2,660      3,128        634        630      1,224        281         715         9,272

THREE MONTHS ENDED
 JUNE 30, 2000:
Third-party revenues....   $  452,045   $384,918   $ 59,180   $ 90,916   $ 66,898   $ 36,272     $    --    $1,090,229
Intersegment revenues...        2,422      3,659         --         20         --         --      (6,101)           --
                           ----------   --------   --------   --------   --------   --------     -------    ----------
Total revenues..........      454,467    388,577     59,180     90,936     66,898     36,272      (6,101)    1,090,229
Operating costs.........      413,607    362,470     56,965     80,378     61,460     34,682      (2,575)    1,006,987
                           ----------   --------   --------   --------   --------   --------     -------    ----------
Segment operating
 earnings...............   $   40,860   $ 26,107   $  2,215   $ 10,558   $  5,438   $  1,590     $(3,526)       83,242
                           ==========   ========   ========   ========   ========   ========     =======
Amortization of goodwill
 and other intangible
 assets.................                                                                                         9,050
                                                                                                            ----------
Income from operations..                                                                                    $   74,192
                                                                                                            ==========
Capital expenditures....   $    3,867   $  4,088   $  1,003   $    339   $  1,408   $     --     $ 1,774    $   12,479
Depreciation expense....        2,676      3,389        652        721      1,093         45         294         8,870

SIX MONTHS ENDED
 JUNE 30, 2001:
Third-party revenues....   $  857,606   $727,564   $132,994   $168,011   $138,867   $ 70,158     $    --    $2,095,200
Intersegment revenues...        6,704      7,796        630         11          8         --     (15,149)           --
                           ----------   --------   --------   --------   --------   --------     -------    ----------
Total revenues..........      864,310    735,360    133,624    168,022    138,875     70,158     (15,149)    2,095,200
Operating costs(1)......      806,821    699,158    126,022    153,578    131,708     81,470      (8,785)    1,989,972
                           ----------   --------   --------   --------   --------   --------     -------    ----------
Segment operating
 earnings...............   $   57,489   $ 36,202   $  7,602   $ 14,444   $  7,167   $(11,312)    $(6,364)      105,228
                           ==========   ========   ========   ========   ========   ========     =======
Amortization of goodwill
 and other intangible
 assets.................                                                                                        18,624
                                                                                                            ----------
Income from operations..                                                                                    $   86,604
                                                                                                            ==========
Capital expenditures....   $    5,219   $  5,177   $    737   $    799   $  2,249   $  2,393     $ 1,284    $   17,858
Depreciation expense....        5,420      6,242      1,287      1,259      2,420        494       1,247        18,369

SIX MONTHS ENDED
 JUNE 30, 2000:
Third-party revenues....   $  798,674   $557,062   $114,283   $120,078   $131,467   $ 47,182     $    --    $1,768,746
Intersegment revenues...        2,422      3,659         --         20         --         --      (6,101)           --
                           ----------   --------   --------   --------   --------   --------     -------    ----------
Total revenues..........      801,096    560,721    114,283    120,098    131,467     47,182      (6,101)    1,768,746
Operating costs.........      733,219    526,601    109,332    106,930    122,008     44,581         129     1,642,800
                           ----------   --------   --------   --------   --------   --------     -------    ----------
Segment operating
 earnings...............   $   67,877   $ 34,120   $  4,951   $ 13,168   $  9,459   $  2,601     $(6,230)      125,946
                           ==========   ========   ========   ========   ========   ========     =======
Amortization of goodwill
 and other intangible
 assets.................                                                                                        15,119
Merger and related
 charges and costs to
 exit certain activities
 and related costs......                                                                                        20,000
                                                                                                            ----------
Income from operations..                                                                                    $   90,827
                                                                                                            ==========
Capital expenditures....   $    6,342   $  6,260   $  1,455   $    514   $  1,634   $  1,423     $ 2,037    $   19,665
Depreciation expense....        4,734      4,762      1,069        972      2,093         45         399        14,074

TOTAL ASSETS:
As of June 30, 2001.....   $1,153,406   $809,185   $155,072   $159,858   $151,070   $ 63,531     $95,180    $2,587,302
As of December 31,
 2000...................    1,213,499    869,148    164,426    157,721    146,092     67,288      79,708     2,697,882

-------
(1) Operating costs for the three- and six-month periods ended June 30, 2001 include provisions for doubtful accounts of $7,900, $400 and $9,700 in the Electrical Technologies, Mechanical Services and Global Technologies segments, respectively, related to customers in the telecommunications industry.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)


6. EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and six-month periods ended June 30, 2001 and 2000.

                                            Three Months        Six Months
                                           Ended June 30,     Ended June 30,
                                           ----------------  -----------------
                                            2001     2000      2001     2000
                                           -------  -------  --------  -------
Basic earnings per share:
  Net income.............................. $ 8,795  $28,415  $ 22,591  $18,841
  Less: dividends/amortization of issuance
   costs on convertible preferred stock...  (5,107)  (4,758)  (10,124)  (6,796)
                                           -------  -------  --------  -------
  Net income available to common
   shareholders........................... $ 3,688  $23,657  $ 12,467  $12,045
                                           =======  =======  ========  =======
  Weighted average shares outstanding--
   Basic..................................  64,643   63,362    64,317   54,156
                                           -------  -------  --------  -------
  Net income per share--Basic............. $   .06  $   .37  $    .19  $   .22
                                           =======  =======  ========  =======
Diluted earnings per share:
  Net income available to common
   shareholders........................... $ 3,688  $23,657  $ 12,467  $12,045
  Plus: dividends/amortization of issuance
   costs on convertible preferred stock...      --    4,758        --       --
                                           -------  -------  --------  -------
  Net income on an as-if-converted basis.. $ 3,688  $28,415  $ 12,467  $12,045
                                           =======  =======  ========  =======
  Weighted average shares outstanding--
   Diluted................................  64,860   81,926    64,495   54,274
                                           -------  -------  --------  -------
  Net income per share--Diluted........... $   .06  $   .35  $    .19  $   .22
                                           =======  =======  ========  =======
Weighted average shares:
  Weighted average shares outstanding--
   Basic..................................  64,643   63,362    64,317   54,156
  Common stock equivalents from stock
   options and warrants...................     217      117       178      118
  Convertible preferred stock, on an as-
   if-converted basis.....................      --   18,447        --       --
                                           -------  -------  --------  -------
  Weighted average shares outstanding--
   Diluted................................  64,860   81,926    64,495   54,274
                                           =======  =======  ========  =======

   Shares of Convertible Preferred Stock, including accumulated dividends, which are convertible into approximately 20,176 and 18,777 shares of common stock, were outstanding as of June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share for the six month periods ended June 30, 2001 and 2000 and for the three-month period ended June 30, 2001 because the effect was anti-dilutive. Additionally, outstanding stock options and warrants to purchase 12,800 and 13,929 shares of common stock were excluded from the respective computation of diluted earnings per share for the six months ended June 30, 2001 and 2000, because the effect was anti-dilutive.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)


7. COMPREHENSIVE INCOME

   The following table reconciles net income to comprehensive income for the three- and six-month periods ended June 30, 2001 and 2000.

                                                 Three Months     Six Months
                                                Ended June 30,  Ended June 30,
                                                --------------- ----------------
                                                 2001    2000    2001     2000
                                                ------  ------- -------  -------
Net income..................................... $8,795  $28,415 $22,591  $18,841
Other comprehensive income:
  Cumulative effect attributed to adoption
   of FAS 133 (see Note 4).....................     --       --  (1,488)      --
  Net losses on interest rate swaps............   (179)      --  (1,634)      --
  Unrealized gain on marketable securities.....     --       --      --       87
  Reclassification adjustments.................    402       --     508      626
                                                ------  ------- -------  -------
Total comprehensive income..................... $9,018  $28,415 $19,977  $19,554
                                                ======  ======= =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 INTRODUCTION

   Encompass Services Corporation ("Encompass," or the "Company") was formed to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets. On February 22, 2000, the shareholders of Group Maintenance America Corp. ("GroupMAC") and Building One Services Corporation ("Building One"), approved the merger of the two companies ( the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation.

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

   Included in the Company's customer base are a number of companies involved in the telecommunications industry, including fiber-optic network companies, wireless phone companies and high-speed Internet providers. During 2001, many companies in the telecommunications sector, including some of the Company's customers, have experienced a dramatic reduction in the amount of new capital available to them, upon which certain of them are reliant to successfully achieve their business plans. Consequently, the Company has experienced slower payment from certain customers, several of which have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company provided an allowance of $18.0 million ($.16 per diluted share) in the second quarter of 2001 to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility. As additional information becomes available, and to the extent the financial condition of these or other customers in the telecommunications sector continues to deteriorate in the future, the Company may find it necessary to record additional charges to earnings to further increase its allowance for doubtful accounts.

                             RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000

   Operating results for the three months ended June 30, 2001 and 2000 are summarized as follows (in millions):

                                       Three Months Ended   Three Months Ended
                                          June 30, 2001        June 30, 2000
                                       -------------------- --------------------
                                                   Income               Income
                                                    from                 from
                                       Revenues  Operations Revenues  Operations
                                       --------  ---------- --------  ----------
Electrical Technologies............... $  426.1    $ 26.4   $  454.4    $40.9
Mechanical Services...................    361.0      19.9      388.6     26.1
Industrial Services...................     66.4       4.6       59.2      2.2
Residential Services..................     92.3      10.3       90.9     10.6
Cleaning Systems......................     72.1       3.7       66.9      5.4
Global Technologies...................     23.9     (12.5)      36.3      1.6
Corporate.............................       --      (4.3)        --     (3.5)
Goodwill amortization.................       --      (9.3)        --     (9.1)
Eliminations..........................     (4.3)       --       (6.1)      --
                                       --------    ------   --------    -----
  Total............................... $1,037.5    $ 38.8   $1,090.2    $74.2
                                       ========    ======   ========    =====

   Revenues. Revenues decreased $52.7 million, or 5%, to $1,037.5 million for the three months ended June 30, 2001 from $1,090.2 million for the three months ended June 30, 2000. The decrease in revenues of the Electrical Technologies, Mechanical Services and Global Technologies Groups is due primarily to lower volumes of work with customers in the technology and telecommunications sectors as projects were delayed or cancelled due to the inability of many customers to access the capital required to fund such projects. Industrial Services Group revenues have increased as a result of several large projects in the Mid-Atlantic region. Residential Services Group revenues are slightly higher due to higher levels of new home construction in certain markets. The increase in Cleaning Systems Group revenues is due to new national account startups in the Group's contract management operations.

   Gross profit. Gross profit decreased $17.2 million, or 9%, to $181.6 million for the three months ended June 30, 2001 from $198.8 million for the three months ended June 30, 2000. This decrease in gross profit is primarily due to a $15.4 million decrease in the combined gross profit of the Electrical Technologies, Mechanical Services and Global Technologies Groups resulting from lower volumes of work with customers in the technology and telecommunications sectors, partially offset by a $2.2 million increase in the Industrial Services Group due to the higher revenues in this Group. Residential Services Group gross profit was down $0.7 million due to margin weakness in certain geographic markets. Cleaning Systems Group gross profit decreased $3.3 million despite higher volumes, due primarily to higher labor costs.

   Gross profit margin decreased to 17.5% for the three months ended June 30, 2001 compared to 18.2% for the three months ended June 30, 2000. This decrease resulted primarily from the lower volume of technology projects, which tend to be higher margin and increased price competition elsewhere as a result of general economic weakness.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million to $114.5 million for the three months ended June 30, 2001 from $114.4 million for the three months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 11.0% for the three months ended June 30, 2001 from 10.5% for the three months ended June 30, 2000. This increase is primarily due to increased costs to support the Company's branding, cross-selling, training and internal growth initiatives and the impact of $2.0 million of severance costs in the three months ended June 30, 2001 relating to workforce reductions under the Company's previously announced integration plan.

   During the second quarter of 2001, the Company took steps to accelerate the cost savings and workforce reductions as part of the Company's overall integration plan. Management conducted a comprehensive review of its overhead cost structure throughout the Company, in light of softness in certain economic sectors. This process resulted in the elimination of over 400 positions throughout the organization, substantially all of which took place prior to June 30, 2001. The severance costs related to the workforce reductions totaled approximately $2.0 million.

   Provision for doubtful accounts. Provision for doubtful accounts increased $18.0 million to $19.1 million for the three months ended June 30, 2001 from $1.1 million for the three months ended June 30, 2000. This increase is attributable to the $18.0 million ($.16 per diluted share) charge recorded in the second quarter of 2001 to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangibles for the three months ended June 30, 2001 increased $0.2 million, or 2%, to $9.3 million from $9.1 million for the three months ended June 30, 2000. This increase primarily relates to the impact of payments under contingent consideration agreements relating to previously acquired businesses.

   Other income (expense). Other income (expense) primarily includes net interest expense of $19.6 million for the three months ended June 30, 2001, reflecting a $3.3 million decrease from the three months ended June 30, 2000. This decrease is primarily due to lower prevailing interest rates on the Company's floating rate debt for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

   Income tax provision. The income tax provision decreased $13.0 million to $10.1 million for the three months ended June 30, 2001 from $23.1 million for the three months ended June 30, 2000. The effective tax rate increased to 53.4% for the three months ended June 30, 2001 from 44.8% in the comparable prior year period due primarily to higher non-deductible goodwill amortization as a proportion of pre-tax income.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

   Operating results for the six months ended June 30, 2001 and 2000 are summarized as follows (in millions):

                                       Six Months Ended     Six Months Ended
                                         June 30, 2001        June 30, 2000
                                      -------------------- --------------------
                                                  Income               Income
                                                   from                 from
                                      Revenues  Operations Revenues  Operations
                                      --------  ---------- --------  ----------
Electrical Technologies.............. $  864.3    $ 57.5   $  801.1    $ 67.9
Mechanical Services..................    735.4      36.2      560.7      34.1
Industrial Services..................    133.6       7.6      114.3       4.9
Residential Services.................    168.0      14.4      120.1      13.2
Cleaning Systems.....................    138.9       7.2      131.4       9.4
Global Technologies..................     70.2     (11.3)      47.2       2.6
Corporate............................       --      (6.4)        --      (6.2)
Goodwill amortization................       --     (18.6)        --     (15.1)
Merger and related charges and costs
 to exit certain
 activities and related costs........       --        --         --     (20.0)
Eliminations.........................    (15.2)       --       (6.1)       --
                                      --------    ------   --------    ------
  Total.............................. $2,095.2    $ 86.6   $1,768.7    $ 90.8
                                      ========    ======   ========    ======

   Revenues. Revenues increased $326.5 million, or 18%, to $2,095.2 million for the six months ended June 30, 2001 from $1,768.7 million for the six months ended June 30, 2000. This increase is primarily due to an increase of $334.5 million related to the GroupMAC businesses that were acquired in the Merger, partially offset by an $8.0 million decline in same store revenues. The decline in same store revenues is due primarily to lower volumes of work with customers in the technology and telecommunications sectors as projects were delayed or cancelled due to the inability of many customers to access the capital required to fund such projects. Cleaning Systems Group revenues increased $7.5 million, or 6%, primarily as a result of several new national account startups in the Group's contract management operations.

   Gross profit. Gross profit increased $47.1 million, or 15%, to $366.7 million for the six months ended June 30, 2001 from $319.6 million for the six months ended June 30, 2000. This increase in gross profit is primarily due to an increase of $59.4 million related to the GroupMAC businesses that were acquired in the Merger, including the resultant benefit of higher purchasing synergies, partially offset by a $5.0 million decrease in Cleaning Systems Group gross profits due to higher labor costs and a $7.3 million decrease in gross profits for the remainder of the Company due to relative economic softness in certain geographic markets and reduced levels of work done for customers in the technology and telecommunications sectors.

   Gross profit margin decreased to 17.5% for the six months ended June 30, 2001 compared to 18.1% for the six months ended June 30, 2000. This decline is primarily attributable to the fact that the Merger resulted in a higher proportion of revenues for the six months ended June 30, 2001 from mechanical and industrial companies, which traditionally have lower gross margins than electrical companies, and as a result of the lower volume of technology projects in 2001, which tend to be higher margin.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $48.0 million, or 25%, to $240.0 million for the six months ended June 30, 2001 from $192.0 million for the six months ended June 30, 2000. This increase is primarily attributable to $40.7 million related to the GroupMAC businesses that were acquired in the Merger. As a percentage of revenues, selling, general and administrative expenses increased to 11.5% for the six months ended June 30, 2001 from 10.9% for the six months ended June 30, 2000. This increase is primarily the result of increased costs to support the Company's branding, cross-selling, training and internal growth initiatives.

   During the second quarter of 2001, the Company took steps to accelerate the cost savings and workforce reductions as part of the Company's overall integration plan. Management conducted a comprehensive review of its overhead cost structure throughout the Company, in light of softness in certain economic sectors. This process resulted in the elimination of over 400 positions throughout the organization, substantially all of which took place prior to June 30, 2001. The severance costs related to the workforce reductions totaled approximately $2.0 million. These efforts, combined with the deferral or cancellation of some discretionary spending initiatives, are expected to yield cost savings in excess of $30 million in 2001 and annualized savings of approximately $40 million.

   Provision for doubtful accounts. Provision for doubtful accounts increased $19.8 million to $21.4 million for the six months ended June 30, 2001 from $1.6 million for the six months ended June 30, 2000. This increase is attributable to the $18.0 million ($.16 per diluted share) charge recorded in the second quarter of 2001 to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangibles for the six months ended June 30, 2001 increased $3.5 million, or 23%, to $18.6 million from $15.1 million for the six months ended June 30, 2000. This increase primarily relates to the GroupMAC businesses that were acquired in the Merger.

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

   Other income (expense). Other income (expense) primarily includes net interest expense of $42.1 million for the six months ended June 30, 2001, reflecting an increase of $2.7 million from the six months ended June 30, 2000. This increase is due to higher average debt levels during the six months ended June 30, 2001 as compared to the same period in 2000 due primarily to debt incurred in connection with the Merger in the first quarter of 2000, partially offset by lower prevailing interest rates for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

   Income tax provision. The income tax provision decreased $2.4 million to $21.8 million for the six months ended June 30, 2001 from $24.2 million for the six months ended June 30, 2000. The effective tax rate increased to 49.1% for the six months ended June 30, 2001 from 47.4% in the comparable prior year period due primarily to higher non-deductible goodwill amortization as a proportion of pre-tax income.

   Extraordinary loss, net. The net of tax extraordinary loss of $8.1 million for the six months ended June 30, 2000 relates to the write-off of deferred debt issuance costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were repayed in connection with the Merger.

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

Inflation

   Inflation did not have a significant effect on the results of operations for the three and six months ended June 30, 2001 and 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations and growth from proceeds from its initial public offering, internally generated working capital and borrowings from commercial banks or other lenders. The Company's primary requirements for capital have historically consisted of funding contingent purchase price obligations from prior acquisitions, making select strategic investments in businesses and funding internal growth. The Company anticipates that its cash flow from operations and borrowing capacity under existing bank credit facilities will be more than adequate for the Company to fund its normal working capital needs, debt service requirements and planned capital expenditures for 2001.

   For the six months ended June 30, 2001 and 2000, the Company generated $51.4 million and $1.4 million of cash from operating activities, respectively. For the six months ended June 30, 2001, net income and other non-cash charges generated $75.8 million compared to $62.2 million for the six months ended June 30, 2000. Net changes in working capital and other operating accounts utilized $24.4 million for the six months ended June 30, 2001, compared to $60.8 million in the six months ended June 30, 2000, primarily to support the growth in the Company's operations in all of its business segments.

   For the six months ended June 30, 2001, the Company used $24.3 million of cash in investing activities. These activities principally consisted of $11.0 million in earnout payments related to businesses acquired in prior years and $17.9 million in capital expenditures, partially offset by $4.6 million of proceeds from the sales of businesses, property and equipment. Capital expenditures in 2001 primarily consisted of the expansion of facilities in certain markets and the investment in information systems to support the growth in the Company's operations. For the six months ended June 30, 2000, the Company used $49.0 million of cash from investing activities. These activities principally consisted of $30.7 million paid for acquisitions and earnout payments and $19.7 million used for capital expenditures. The Company anticipates that total capital expenditures in 2001 will range from $40 to $45 million and that unearned contingent consideration related to prior acquisitions will not be material.

   For the six months ended June 30, 2001, the Company used $36.2 million of cash in financing activities. These activities principally consisted of $159.3 million in net payments on the Company's revolving credit facility, net proceeds from long-term debt issuance of $128.9 million, payment of debt issuance costs of $4.8 million and $2.8 million paid for the purchase of the Company's common stock under a stock buyback program. For the six months ended June 30, 2000, the Company generated $50.7 million of cash from financing activities. These activities primarily related to the Merger and principally consisted of net proceeds from the issuance of preferred stock and borrowings under the bank credit facility described below, largely offset by the retirement of GroupMAC common stock and repayments on long-term debt under GroupMAC and Building One credit facilities.

   On February 22, 2000, in connection with the Merger, the Company entered into a new $800 million credit facility (the "Credit Facility") and borrowed funds thereunder to repay (i) the outstanding borrowings of Building One under its $350 million credit facility, (ii) $130 million of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its previous revolving credit facility. The Credit Facility was expanded to $900 million during the second quarter of 2000, and includes a $500 million revolving credit facility (the "Revolving Credit Facility"), a $130 million term loan, a $170 million term loan and a $100 million institutional term loan (the "Term Credit Facilities"). Borrowings under the Credit Facility bear interest at variable rates, as defined, and are secured by substantially all assets of the Company. Under the Credit Facility, Encompass is required to maintain (i) a minimum Fixed Charge Coverage Ratio; (ii) a maximum ratio of senior debt to pro forma EBITDA (as defined); (iii) a maximum ratio of Funded Debt (as defined) to Pro Forma EBITDA (as defined); (iv) a minimum amount of Consolidated Net Worth (as defined); and (v) a maximum amount of capital expenditures in relation to Consolidated Net Worth. At June 30, 2001, the Company was in compliance with all covenants required under the Credit Facility. To date, neither the terms of the Credit Facility nor the indenture pursuant to which the senior subordinated notes were issued nor the debt represented thereby have materially restricted the Company's ability to finance operations or capital needs or to respond to changes in the Company's business or competitive activity. As of July 31, 2001 borrowings under the Revolving Credit Facility were $210.9 million.

   The Company has entered into interest rate swap agreements to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. During 2000, the Company entered into several agreements in the aggregate notional amount of $90 million. During January 2001, the Company entered into an additional agreement in the notional amount of $20 million. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At June 30, 2001 the Company's ratio of fixed rate debt to total was 35.9% and the weighted average interest rate on its total debt was 8.36%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at June 30, 2001, the ratio of fixed rate debt was 47.5% and the weighted average interest rate on its total debt was 8.55%.

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

   In April 1999 and June 2001, the Company completed private offerings of $200 million and $135 million, respectively, of 10 1/2% senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009.

   The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) on or before May 1, 2002, the Company may redeem up to 35% of the outstanding Senior Subordinated Notes with money raised in equity offerings under certain circumstances at a redemption price of 110.875% plus accrued and unpaid interest. Upon a change of control (as defined in the indenture for the Senior Subordinated Notes) of the Company, the Company will be required to offer to purchase all of the outstanding Senior Subordinated Notes at 101% of the face amount plus accrued interest. Additionally, the indenture governing the Senior Subordinated Notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of assets or merge or consolidate with another entity.

New Accounting Pronouncements

   In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill, noting that values allocated to dedicated workforce may not be reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually in accordance with the provisions of SFAS 142. Intangible assets with definite useful lives will be amortized to expense and will be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

   The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through December 31, 2001.

   As of January 1, 2002, the Company will be required to reclassify the unamortized value of its acquired workforce ($6.5 million at June 30, 2001) to goodwill. In addition, the Company will be required to reassess the useful lives of all acquired intangible assets and make any necessary amortization period adjustments by March 31, 2002. The Company will also be required to perform an assessment of whether there is an impairment of goodwill as of January 1, 2002, and at least annually thereafter. Any impairment loss recognized at January 1, 2002 will be shown as the cumulative effect of a change in accounting principle in the Company's statement of operations.

   As of January 1, 2002, the Company expects to have unamortized goodwill of approximately $1.3 billion, including amounts currently classified as dedicated workforce, and unamortized intangible assets consisting of acquired customer lists of approximately $7.9 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $33.6 million and $18.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report.

Forward Looking Statements

   This Quarterly Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: the level of demand for its services by multi-site customers; the availability and cost of capital in certain markets; the level of interest rates which affects demand for the Company's services and its interest expense; working capital requirements; general economic conditions; the telecommunications industry and its access to capital markets; as well as other factors listed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   The table below provides scheduled principal payment and fair value information about the Company's market-sensitive financial instruments as of June 30, 2001. The Company's major market risk exposure is interest rate volatility. All items described below are stated in U.S. dollars (in thousands). This information constitutes a "forward looking statement."

                                                                                       Fair Value
                                                                                       at June 30,
                           2001    2002   2003    2004     2005   Thereafter  Total       2001
                          ------  ------ ------  ------  -------- ---------- --------  -----------
Revolving Credit
 Facility...............  $   --  $   -- $   --  $   --  $210,500  $     --  $210,500   $210,500
 Average rate...........                                                           (a)
Term Credit Facilities..  $2,250  $4,000 $4,000  $4,000  $  4,000  $376,250  $394,500   $394,500
 Average rate...........                                                           (a)
Senior Subordinated
 Notes..................  $   --  $   -- $   --  $   --  $     --  $335,000  $335,000   $321,600
 Average rate...........                                                           (b)
Other Debt..............  $  782  $   -- $1,613  $2,500  $     --  $     --  $  4,895   $  4,895
 Average rate...........     9.5%           6.0%    7.5%

--------
(a) Borrowings under the Revolving Credit Facility and the Term Credit Facilities bear interest at a rate per annum, at the Company's option, of either (i) the Alternate Base Rate or (ii) the Eurodollar Rate. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.5% or the Prime Rate, plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA (with all capitalized terms as defined in the Credit Facility). The Eurodollar Rate is the rate defined in the Credit Facility plus a Margin depending on the ratio of indebtedness for borrowed money to pro forma EBITDA. At June 30, 2001, the weighted average interest rate in effect for the Revolving Credit Facility and the Term Credit Facilities, including amortization of related debt issuance costs, was 6.9% and 6.6%, respectively.
  In October 2000 and January 2001, the Company entered into several interest rate swap agreements for a notional amount of $110 million for periods ranging from one to four years, to partially hedge its exposure to potential fluctuations in interest rates. Under these agreements, the Company pays a fixed rate and receives a variable rate which is reset every three months based on three month LIBOR. At June 30, 2001, the weighted average interest rate payable on the swap agreements was 8.2%. The aggregate fair value of these swap agreements at June 30, 2001, was a liability of approximately $4.2 million.
(b) The Senior Subordinated Notes are unsecured, mature May 1, 2009 and bear interest at 10.5% payable semi-annually. In April 1999, the Company completed a private offering of $200 million of these notes with a discount of $4.5 million, which is being amortized to interest expense over the term of the notes. In June 2001, the Company completed a private offering of an additional $135 million of these notes with a discount and delayed draw fee totaling $4.1 million, which is also being amortized to interest expense over the term of the notes. In addition, there are approximately $13.3 million in related debt issuance costs which are being amortized to interest expense over the life of the notes. The effect of the amortization of the discount and debt issuance costs increases the effective interest rate on the Senior Subordinated Notes to 11.1%.

                                    PART II

                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   Pursuant to the Investors' Rights Agreement relating to the 7.25% Convertible Preferred Stock of the Company (the "Convertible Preferred Stock"), Apollo Management IV, L.P. and certain of its affiliates ("Apollo"), as holders of all the Convertible Preferred Stock outstanding, was entitled to elect two of the five directors to be elected to the Board of Directors of the Company at its 2001 Annual Meeting of Shareholders. By written consent executed April 24, 2001, Apollo cast all of its 256,191 shares of Convertible Preferred Stock (19,817,001 shares of common stock equivalent) in favor of Andrew Africk and Scott Kleinman as directors to serve for a term to expire at the year 2002 Annual Meeting of Shareholders.

   The Company held its Annual Meeting of Shareholders on June 5, 2001 (the "Annual Meeting") for the purpose of electing three additional directors, approving an amendment to the Encompass Employee Stock Purchase Plan to increase the number of shares available for purchase under the plan and approving the appointment of independent public accountants for the year 2001. The following summarizes the shareholder voting results:

      (a) Election of directors (in addition to those elected by Apollo) for a term to expire at the year 2002 Annual Meeting of Shareholders:

                                                              For     Withheld
                                                           ---------- ---------
      Donald L. Luke...................................... 67,774,093 1,120,064
      William M. Mounger, II.............................. 67,858,068 1,036,089
      John M. Sullivan.................................... 67,907,132   987,025

   Directors whose terms of office continued after the Annual Meeting include Vincent W. Eades, Michael Gross, Joseph M. Ivey, J. Patrick Millinor, Jr. and Lucian L. Morrison.

    (b) Approval of the amendment to the Encompass Employee Stock Purchase Plan to increase the number of shares available for purchase under the plan:

               For      Against  Abstained
            ---------- --------- ---------
            64,354,487 3,682,158  857,512

    (c) Approval of the appointment of KPMG LLP as independent accountants for Encompass for the year 2001:

               For      Against  Abstained
            ---------- --------- ---------
            68,270,060  417,721   206,376

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

 Exhibit
   No.                           Description of Exhibit
 -------                         ----------------------
  2      --None.
 3.1*    --Certificate of Merger dated February 22, 2000 merging Building One
          Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated Articles of
          Incorporation of Encompass) (Exhibit 3.1 to Encompass' Annual Report
          on Form 10-K for the fiscal year ended December 31, 1999, File No.
          1-13565).
 3.2*    --Statement of Designation dated February 15, 2000 relating to the
          7.25% Convertible Preferred Stock of Encompass (Exhibit 3.2 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).

 Exhibit
   No.                            Description of Exhibit
 -------                          ----------------------
  3.3*   --By-laws of Encompass, as amended (Exhibit 3.2 to Encompass' Annual
          Report on Form 10-K/A for the fiscal year ended December 31, 1998,
          File No. 1-13565).
  4      --None.
 10.1    --Third Amendment dated effective as of June 8, 2001 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, The Chase Manhattan Bank, as successor to Chase
          Bank of Texas, National Association, as syndication agent, First Union
          National Bank, as documentation agent, and the banks named therein.
 10.2    --Fourth Supplemental Indenture dated as of June 28, 2001 to Indenture dated as of April 30, 1999 among Encompass, formerly Group Maintenance
          America Corp., successor by merger to Building One Services
          Corporation, as issuer, the guarantors named therein and The Bank of
          New York, as successor to IBJ Whitehall Bank & Trust Company, as
          Trustee.
 11      --None.
 15      --None.
 18      --None.
 19      --None.
 22      --None.
 23      --None.
 24      --None.
 99      --None.

--------
*  Incorporated by reference from a prior filing as indicated.

    (b) Reports on Form 8-K.

   On June 12, 2001, Encompass filed a Current Report on Form 8-K that filed under Item 7 thereof, its unaudited pro forma consolidated statement of operations.

   On June 15, 2001, Encompass filed a Current Report on Form 8-K that disclosed under Item 5 thereof, the issuance of a press release on June 5, 2001 announcing that it planned to sell $100 million aggregate principal amount of its Senior Subordinated Notes due 2009. Net proceeds from the sale of the Notes will be used to repay debt borrowed under its revolving credit facility, providing Encompass with additional financial flexibility to execute its strategic initiatives.

   On July 3, 2001, Encompass filed a Current Report on Form 8-K that disclosed under Item 9 thereof, that at a recent First Union Securities Conference management of Encompass acknowledged that some projects in its sales pipeline were not converting to signed contracts as rapidly as anticipated. Management said that, as part of its normal forecasting process, it will be evaluating the impact, if any, this may have on its current annual earnings guidance. Its guidance will be addressed at its quarterly earnings press release.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Encompass Services Corporation

   Date: August 7, 2001                           /s/ Darren B. Miller
                                          By: _________________________________
                                                      Darren B. Miller
                                              Senior Vice President and Chief
                                                     Financial Officer
                                               (principal financial officer)


   Date: August 7, 2001                            /s/ L. Scott Biar
                                          By: _________________________________
                                                       L. Scott Biar
                                                  Vice President and Chief
                                                     Accounting Officer
                                               (principal accounting officer)