Form 10-Q
period 2001-09-30
ENCOMPASS SERVICES CORP
filed 2001-11-14
CIK 1039690

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                               -----------------

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

   Common Stock, par value $0.001 per share; 63,665,832 shares outstanding as of October 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
Part I  Financial Information
Item 1. Financial Statements......................................................................   3
       Consolidated Condensed Balance Sheets......................................................   3
       Consolidated Condensed Statements of Operations............................................   4
       Consolidated Condensed Statement of Shareholders' Equity...................................   5
       Consolidated Condensed Statements of Cash Flows............................................   6
       Notes to Consolidated Condensed Financial Statements.......................................   7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....  16
Item 3. Quantitative and Qualitative Disclosures About Market Risk................................  25

Part II Other Information
Item 1. Legal Proceedings.........................................................................   *
Item 2. Changes in Securities and Use of Proceeds.................................................   *
Item 3. Defaults Upon Senior Securities...........................................................   *
Item 4. Submission of Matters to a Vote of Security Holders.......................................   *
Item 5. Other Information.........................................................................   *
Item 6. Exhibits and Reports on Forms 8-K.........................................................  26

* No response to this item is included herein for the reason that is inapplicable or the answer to such item is negative.

                                    Part I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands, except par value)

                                                                                   September 30, December 31,
                                                                                       2001          2000
                                                                                   ------------- ------------
                                                                                    (Unaudited)
                                      ASSETS
Current assets:
   Cash and cash equivalents......................................................  $    3,407    $   10,094
   Accounts receivable, net.......................................................     802,391       969,469
   Inventories....................................................................      32,577        32,172
   Costs and estimated earnings in excess of billings on uncompleted contracts....     108,974       119,997
   Deferred tax assets............................................................      24,181        17,296
   Prepaid expenses and other current assets......................................      26,770        30,266
                                                                                    ----------    ----------
       Total current assets.......................................................     998,300     1,179,294
Property and equipment, net.......................................................     125,661       123,945
Goodwill, net.....................................................................   1,293,852     1,328,884
Other intangible assets, net......................................................      14,123        15,905
Deferred debt issuance costs, net.................................................      19,652        17,039
Other long-term assets............................................................      39,216        32,815
                                                                                    ----------    ----------
       Total assets...............................................................  $2,490,804    $2,697,882
                                                                                    ==========    ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current maturities of long-term debt.................  $    4,638    $    5,805
   Accounts payable...............................................................     224,988       280,630
   Billings in excess of costs and estimated earnings on uncompleted contracts....     169,935       208,302
   Accrued compensation...........................................................      90,773       105,343
   Other accrued liabilities......................................................      93,354        76,494
   Due to related parties.........................................................       6,474        11,385
                                                                                    ----------    ----------
       Total current liabilities..................................................     590,162       687,959
Long-term debt, net of current portion............................................     879,022       961,606
Deferred tax liabilities..........................................................       8,211        11,029
Other liabilities.................................................................      21,361         4,404

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, $.001 par value, 50,000 shares
  authorized, 256 shares issued and outstanding...................................     284,331       269,009

Shareholders' equity:
   Common stock, $.001 par value, 200,000 shares authorized, 63,650 and 63,501
     shares outstanding, respectively.............................................          65            64
   Additional paid-in capital.....................................................     622,209       624,926
   Retained earnings..............................................................     100,342       139,045
   Treasury stock, 1,608 and 32 shares, respectively, at cost.....................     (10,302)         (160)
   Accumulated other comprehensive loss...........................................      (4,597)           --
                                                                                    ----------    ----------
       Total shareholders' equity.................................................     707,717       763,875
                                                                                    ----------    ----------
       Total liabilities and shareholders' equity.................................  $2,490,804    $2,697,882
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                               --------------------  ----------------------
                                                                 2001       2000        2001        2000
                                                               --------  ----------  ----------  ----------
Revenues...................................................... $939,489  $1,134,576  $2,972,988  $2,859,151
Cost of services..............................................  819,421     949,376   2,492,450   2,358,333
                                                               --------  ----------  ----------  ----------
   Gross profit...............................................  120,068     185,200     480,538     500,818
Selling, general and administrative expenses..................  105,608     120,084     338,733     311,604
Provision for doubtful accounts...............................    2,013       2,722      14,336       4,159
Amortization of goodwill and other intangible assets..........    9,223       9,050      27,690      24,164
Merger and related charges....................................       --          --          --       7,800
Costs to exit certain activities and related costs............       --          --          --      12,200
                                                               --------  ----------  ----------  ----------
   Income from operations.....................................    3,224      53,344      99,779     140,891
Other income (expense):
   Interest income............................................      280         275         744         558
   Interest expense...........................................  (20,602)    (24,031)    (63,157)    (63,717)
   Other, net.................................................     (564)       (383)       (664)       (618)
                                                               --------  ----------  ----------  ----------
Income (loss) from continuing operations before income tax
  provision...................................................  (17,662)     29,205      36,702      77,114
Income tax provision..........................................      837      15,226      26,085      38,285
                                                               --------  ----------  ----------  ----------
Income (loss) from continuing operations......................  (18,499)     13,979      10,617      38,829
Income (loss) from discontinued operations, net of tax........   (4,418)      1,042     (10,943)      3,090
Loss on disposal of discontinued operations, net of tax.......  (23,055)         --     (23,055)         --
                                                               --------  ----------  ----------  ----------
Income (loss) before extraordinary loss.......................  (45,972)     15,021     (23,381)     41,919
Extraordinary loss on debt settlement, net of tax.............       --          --          --      (8,057)
                                                               --------  ----------  ----------  ----------
Net income (loss).............................................  (45,972)     15,021     (23,381)     33,862
Less convertible preferred stock dividends....................   (5,198)     (4,843)    (15,322)    (11,639)
                                                               --------  ----------  ----------  ----------
Net income (loss) available to common shareholders............ $(51,170) $   10,178  $  (38,703) $   22,223
                                                               ========  ==========  ==========  ==========
Basic earnings per share:
   Income (loss) from continuing operations................... $   (.37) $      .14  $     (.07) $      .47
   Income (loss) from discontinued operations, net of tax.....     (.07)        .02        (.17)        .05
   Loss on disposal of discontinued operations, net of tax....     (.36)         --        (.36)         --
                                                               --------  ----------  ----------  ----------
   Income (loss) before extraordinary loss....................     (.80)        .16        (.60)        .52
   Extraordinary loss, net of tax.............................       --          --          --        (.14)
                                                               --------  ----------  ----------  ----------
   Net income (loss).......................................... $   (.80) $      .16  $     (.60) $      .38
                                                               ========  ==========  ==========  ==========
   Weighted average shares outstanding........................   63,730      64,782      63,873      58,497
                                                               ========  ==========  ==========  ==========
Diluted earnings per share:
   Income (loss) from continuing operations................... $   (.37) $      .14  $     (.07) $      .47
   Income (loss) from discontinued operations, net of tax.....     (.07)        .02        (.17)        .05
   Loss on disposal of discontinued operations, net of tax....     (.36)         --        (.36)         --
                                                               --------  ----------  ----------  ----------
   Income (loss) before extraordinary loss....................     (.80)        .16        (.60)        .52
   Extraordinary loss, net of tax.............................       --          --          --        (.14)
                                                               --------  ----------  ----------  ----------
   Net income (loss).......................................... $   (.80) $      .16  $     (.60) $      .38
                                                               ========  ==========  ==========  ==========
   Weighted average shares outstanding........................   63,730      64,946      63,873      58,612
                                                               ========  ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the nine months ended September 30, 2001
                                (In thousands)
                                  (Unaudited)





                                   Common Stock                                         Accumulated
                                ------------------                                         Other         Total
                                  Shares             Additional    Retained  Treasury  Comprehensive Shareholders'
                                Outstanding Amount Paid-in-Capital Earnings   Stock        Loss         Equity
                                ----------- ------ --------------- --------  --------  ------------- -------------
BALANCE, December 31, 2000.....   63,501     $64      $624,926     $139,045  $   (160)    $    --      $763,875
Shares purchased under stock
 purchase and option plans.....      596      --         2,446           --        --          --         2,446
Common stock issued or to be
 issued in acquisitions........    1,129       1        (4,656)          --        --          --        (4,655)
Purchase of treasury stock.....   (1,511)     --            --           --    (9,837)         --        (9,837)
Treasury stock acquired in sale
 of business...................     (172)     --            --           --      (812)         --          (812)
Treasury stock issued in
 acquisitions..................      107      --          (507)          --       507          --            --
Cumulative effect of an
 accounting change.............       --      --            --           --        --      (1,488)       (1,488)
Net losses on interest rate
 swaps.........................       --      --            --           --        --      (4,053)       (4,053)
Reclassification adjustments...       --      --            --           --        --         944           944
Net loss.......................       --      --            --      (23,381)       --          --       (23,381)
Convertible preferred stock
 dividends.....................       --      --            --      (15,322)       --          --       (15,322)
                                  ------     ---      --------     --------  --------     -------      --------
BALANCE, September 30, 2001....   63,650     $65      $622,209     $100,342  $(10,302)    $(4,597)     $707,717
                                  ======     ===      ========     ========  ========     =======      ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    --------------------
                                                                                      2001       2000
                                                                                    ---------  ---------
Cash flows from operating activities:
   Net income (loss)............................................................... $ (23,381) $  33,862
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Loss (income) from discontinued operations, net of tax......................    10,943     (3,090)
       Loss on disposal of discontinued operations, net of tax.....................    23,055         --
       Depreciation and amortization...............................................    54,836     46,825
       Provision for doubtful accounts.............................................    14,336      4,159
       Extraordinary loss on debt settlement, net of tax...........................        --      8,057
       Impairment of property and equipment........................................        --      1,700
       Other non-cash charges......................................................    (3,450)     3,720
       Changes in operating assets and liabilities:
          Accounts receivable......................................................   115,716   (221,512)
          Costs and estimated earnings in excess of billings on uncompleted
            contracts..............................................................    11,596    (16,803)
          Prepaid expenses and other current assets................................     2,826     (1,412)
          Billings in excess of costs and estimated earnings on uncompleted
            contracts..............................................................   (38,493)    77,370
          Accounts payable and accrued liabilities.................................   (47,481)    51,356
          Change in other assets and liabilities...................................    15,622     19,045
                                                                                    ---------  ---------
              Net cash provided by operating activities............................   136,125      3,277
                                                                                    ---------  ---------
Cash flows from investing activities:
   Cash paid for acquisitions, net of cash acquired................................   (11,107)   (45,759)
   Purchases of property and equipment.............................................   (32,528)   (30,868)
   Proceeds from sales of businesses, property and equipment.......................     5,088      6,023
   Cost basis investment...........................................................        --     (4,520)
                                                                                    ---------  ---------
              Net cash used in investing activities................................   (38,547)   (75,124)
                                                                                    ---------  ---------
Cash flows from financing activities:
   Net borrowings (payments) on Revolving Credit Facility..........................  (211,917)   379,792
   Payments on long-term debt......................................................    (3,250)  (708,998)
   Proceeds from long-term debt issuance...........................................   130,950    400,000
   Payment of debt issuance costs..................................................    (5,053)   (11,952)
   Issuance of preferred stock, net of issuance costs..............................        --    146,250
   Retirement of GroupMAC common stock in the Merger...............................        --   (150,000)
   Purchase of treasury stock......................................................    (9,837)        --
   Issuance of stock under employee stock purchase and stock option plans..........     2,389        564
                                                                                    ---------  ---------
              Net cash provided by (used in) financing activities..................   (96,718)    55,656
                                                                                    ---------  ---------
Net cash flows from discontinued operations........................................    (7,547)       885
                                                                                    ---------  ---------
Net decrease in cash and cash equivalents..........................................    (6,687)   (15,306)
Cash and cash equivalents, beginning of period.....................................    10,094     17,085
                                                                                    ---------  ---------
Cash and cash equivalents, end of period........................................... $   3,407  $   1,779
                                                                                    =========  =========

Supplemental Disclosure of Cash Flow Information:
   Interest paid................................................................... $  54,374  $  60,967
   Income taxes paid...............................................................    12,244     22,292

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

   The following unaudited pro forma summary results of operations data for nine months ended September 30, 2000 give effect to the Merger as if the Merger occurred on January 1, 2000:

Revenues................................... $3,125,454
Net income from continuing operations......     43,899
Net income.................................     47,615
Net income available to common shareholders     33,196
Net income per share:
   Basic................................... $      .51
   Diluted................................. $      .51

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

  Merger and Related Charges

   In connection with the Merger and related transactions, the Company recorded the following costs and expenses in 2000 related to severance, office closing costs and other related costs:

                                        Office
                              Severance Closing Other   Total
                              --------- ------- -----  -------
Total charges................  $ 6,100  $1,000  $ 700  $ 7,800
Non-cash portion.............       --      --   (400)    (400)
Payments in 2000.............   (6,100)   (329)    --   (6,429)
                               -------  ------  -----  -------
Accrual at December 31, 2000.       --     671    300      971
Payments in 2001.............       --    (515)  (250)    (765)
                               -------  ------  -----  -------
Accrual at September 30, 2001  $    --  $  156  $  50  $   206
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

  Costs to Exit Certain Activities and Integration Costs

   In connection with the Merger and related transactions, the Company recorded a charge for the shutdown of certain operations, the reorganization of other operations and other costs resulting from the Merger. The following table sets forth a summary of these costs:

Shutdown of demolition and site preparation operations $ 9,800
Relocation of cleaning systems management offices.....   1,600
Other costs resulting from the Merger.................     800
                                                       -------
   Total.............................................. $12,200
                                                       =======

   The costs related to the shutdown of the demolition and site preparation operations include (i) $5,200 related to obligations under existing jobs in progress, (ii) $2,000 estimated for uncollectible accounts receivable, (iii) $1,100 related to claims against the Company, (iv) $800 for impaired assets, and (v) $700 related to lease termination costs and other expenses. As of June 30, 2001, the Company had substantially completed the shutdown of these operations.

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

  Contingent Consideration Agreements

   In conjunction with acquisitions, the Company has entered into certain contingent consideration agreements which provide for the payment of cash and/or shares of common stock based on the financial performance of such acquired operations during the one- to two-year period immediately following the acquisition. During the nine months ended September 30, 2001, a net amount of $2,699 of consideration was recorded to goodwill related to contingent consideration and final purchase price settlements on acquisitions completed to date. Estimated cash payable related to contingent consideration agreements totaling $6,474 at September 30, 2001 is reflected as due to related parties in the consolidated condensed balance sheets and the estimated value of shares to be issued is reflected as additional paid-in capital. These common shares to be issued have been included in weighted average shares outstanding since the date earned for purposes of computing basic earnings per share and since the later of the date of acquisition or the beginning of the year for purposes of computing diluted earnings per share.

   During the nine months ended September 30, 2001, $11,107 of cash has been paid and 1,236 shares have been issued related to previously recorded contingent consideration and final purchase price settlements. The Company currently estimates that unearned contingent consideration under the remaining agreements will not be material.

3. DEBT

  Bank Amendment

   On November 9, 2001, the Company amended its primary bank credit facility (the "Credit Facility"). The amended terms provide for a revolving credit facility of $300,000, increasing to $350,000 once certain debt leverage ratios are achieved, as well as significantly increased flexibility with respect to financial covenants through 2003. Borrowings under the amended Credit Facility bear interest at variable rates, ranging from 2.0% to 3.75% over the Eurodollar Rate (as defined in the Credit Facility) and from 0.50% to 2.25% over the Alternate Base Rate (as defined in the Credit Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio. In addition, the amendment establishes certain restrictions on the Company's ability to make acquisitions, capital expenditures and investments and requires debt prepayment with future issuances of debt or equity. Such restrictions will revert back to those under the original agreement once certain debt leverage ratios are achieved.

  Subordinated Debt Offering

   In June 2001, the Company completed a private offering of $135,000 of 101/2% senior subordinated notes, which are substantially identical to the Company's 101/2% senior subordinated notes issued in 1999. The senior subordinated notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. The proceeds of the current offering, net of $4,050 in issue discount and delayed draw payment, were $130,950. Additionally, debt issuance costs of approximately $5,053 incurred in connection with the offering have been deferred and are being amortized, along with the discount and delayed draw payment to interest expense over the term of the notes. Net proceeds from the offering were used to repay debt borrowed under the Company's revolving credit facility.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)


   The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) on or before May 1, 2002, the Company may redeem up to 35% of the outstanding senior subordinated notes with money raised in equity offerings under certain circumstances at a redemption price of 110.875% plus accrued and unpaid interest. Upon a change in control (as defined in the indenture for the senior subordinated notes) of the Company, the Company will be required to offer to purchase all of the outstanding senior subordinated notes at 101% of the face amount plus accrued interest.

   The indenture governing the senior subordinated notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

4. ACCOUNTING FOR INTEREST RATE SWAPS

   The Company has entered into interest rate swap agreements in the aggregate notional amount of $110 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At September 30, 2001, the Company's ratio of fixed rate debt to total debt was 38.1% and the weighted average interest rate on its total debt was 8.55%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at September 30, 2001, the Company's ratio of fixed rate debt to total was 50.4% and the weighted average interest rate on its total debt was 8.62%.

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

   Adoption of SFAS No. 133 at January 1, 2001 resulted in the recognition of approximately $1,488, net of tax effect of $912, of derivative liabilities which are included in other long-term liabilities on the Company's consolidated balance sheet and $1,488 of hedging losses included in accumulated other comprehensive loss as the cumulative effect of a change in accounting principle. During the nine months ended September 30, 2001, the Company recognized $944, net of tax effect of $579, in additional interest expense attributable to the difference in the variable interest receivable and fixed interest payable under the interest rate swap agreements. No gain or

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)

loss from hedge ineffectiveness was required to be recognized. At September 30, 2001 the fair value of the interest rate swap agreements was a cumulative loss of $4,597, net of tax effect of $2,818. The Company estimates that approximately $1,900, net of tax, of such amount is expected to be recognized as additional interest expense over the next twelve months as interest costs on the underlying debt are recognized. Amounts were determined as of the balance sheet date based on quoted market values, the Company's portfolio of interest rate swap agreements and the Company's measurement of hedge effectiveness.

5. DISCONTINUED OPERATIONS

   On September 25, 2001, the Company announced its decision to cease operations of its Global Technologies Group effective September 30, 2001. It is anticipated that substantially all of these operations, consisting primarily of completion of remaining backlog on existing contracts as of September 30, 2001, will be terminated by December 31, 2001. The shutdown of these operations represents the disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, the accompanying consolidated condensed statements of operations have been restated to reflect the historical, after-tax results of these operations as "Income (loss) from discontinued operations, net of tax".

   In connection with the decision to discontinue these operations, a charge of $23,055, net of the related income tax benefit of $5,969, has been incurred in the three months ended September 30, 2001 to provide for the estimated costs of disposal of these operations. This charge is reported under the caption "Loss on disposal of discontinued operations, net of tax" in the consolidated condensed statements of operations. The loss on disposal of discontinued operations primarily consists of the write-off of non-deductible, unamortized goodwill of $11,972, net facility and equipment lease obligations of $11,032, net asset writedowns of $3,636 and anticipated future operating losses and severance of $2,384.

   Revenues from the discontinued Global Technologies operations are as follows:

                                 2001    2000
                                ------- -------
Three months ended September 30 $14,049 $32,936
Nine months ended September 30.  75,750  77,107

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

   After discontinuing the Global Technologies Group as discussed in Note 5, the Company has five reportable segments: Electrical Technologies, Mechanical Services, Industrial Services, Residential Services and Cleaning Systems. The Electrical Technologies Group provides installation and repair services to the electrical and communications systems of commercial and industrial facilities. The Mechanical Services Group installs and repairs heating, ventilation and air conditioning ("HVAC"), plumbing, control and monitoring and process piping systems in commercial and light industrial facilities. The Industrial Services Group installs, maintains and repairs the electrical, controls and process piping systems in industrial facilities such as refineries, petrochemical plants, manufacturing and processing facilities. The Residential Services Group provides mechanical and other contracting services in single family and low-rise multifamily housing units. The Cleaning Systems Group provides a wide variety of facility cleaning and maintenance management services nationwide. The national service call center operations, which were previously included in the Global Technologies Group, are now shown in the Corporate segment. From time to time, management may move business units from one segment to another for management reporting and evaluation purposes. Prior year data has been conformed to the current year presentation.

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

   Unallocated corporate expenses primarily include (i) corporate overhead,
(ii) third party revenues and costs and expenses related to the Company's national service call center, and (iii) savings from national purchase agreements relating to materials and property/casualty insurance. During 2001, the Company modified its reporting and evaluation of segment performance by moving certain business units from one segment to another, as well as including the costs related to group and regional management, operational, sales and marketing, accounting and administrative support which were all previously included in corporate expenses, in the operating costs of each segment. The corresponding segment information for 2000 has been restated to conform to the current year presentation. Corporate assets primarily include cash, deferred tax assets, deferred debt issuance costs and other intangible assets, fixed assets related to the Company's corporate office, cost-based investments and miscellaneous non-trade accounts receivable.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)

   Segment information was as follows:

                                                      Electrical  Mechanical Industrial Residential Cleaning  Corporate/
                                                     Technologies  Services   Services   Services   Systems  Eliminations
                                                     ------------ ---------- ---------- ----------- -------- ------------
THREE-MONTH PERIOD ENDED
 SEPTEMBER 30, 2001:
Third-party revenues................................  $  389,552  $  326,982  $ 51,898   $ 88,854   $ 77,601   $  4,602
Intersegment revenues...............................       4,922       3,572     5,522          1          8    (14,025)
                                                      ----------  ----------  --------   --------   --------   --------
Total revenues......................................     394,474     330,554    57,420     88,855     77,609     (9,423)
Operating costs.....................................     394,534     329,266    54,643     81,242     72,909     (5,552)
                                                      ----------  ----------  --------   --------   --------   --------
Segment operating earnings..........................  $      (60) $    1,288  $  2,777   $  7,613   $  4,700   $ (3,871)
                                                      ==========  ==========  ========   ========   ========   ========
Amortization of goodwill and other intangible assets

Income from operations..............................

Capital expenditures................................  $    1,383  $    3,208  $    411   $  1,963   $  6,024   $  2,836
Depreciation expense................................       2,601       3,109       617        614      1,293        902
THREE-MONTH PERIOD ENDED
 SEPTEMBER 30, 2000:
Third-party revenues................................  $  475,061  $  421,698  $ 73,691   $ 93,338   $ 65,748   $  5,040
Intersegment revenues...............................       3,280       7,201     1,030         47         16    (11,574)
                                                      ----------  ----------  --------   --------   --------   --------
Total revenues......................................     478,341     428,899    74,721     93,385     65,764     (6,534)
Operating costs.....................................     457,783     402,516    70,232     82,686     63,435     (4,470)
                                                      ----------  ----------  --------   --------   --------   --------
Segment operating earnings..........................  $   20,558  $   26,383  $  4,489   $ 10,699   $  2,329   $ (2,064)
                                                      ==========  ==========  ========   ========   ========   ========
Amortization of goodwill and other intangible assets

Income from operations..............................

Capital expenditures................................  $    3,474  $    5,719  $    714   $    816   $  2,274   $    285
Depreciation expense................................       2,699       3,238       658        677      1,153        197
NINE-MONTH PERIOD ENDED
 SEPTEMBER 30, 2001:
Third-party revenues................................  $1,247,157  $1,054,547  $184,892   $256,864   $216,469   $ 13,059
Intersegment revenues...............................      11,626      11,367     6,153         12         16    (29,174)
                                                      ----------  ----------  --------   --------   --------   --------
Total revenues......................................   1,258,783   1,065,914   191,045    256,876    216,485    (16,115)
Operating costs (1).................................   1,202,284   1,028,794   180,666    234,819    204,618     (5,662)
                                                      ----------  ----------  --------   --------   --------   --------
Segment operating earnings..........................  $   56,499  $   37,120  $ 10,379   $ 22,057   $ 11,867   $(10,453)
                                                      ==========  ==========  ========   ========   ========   ========
Amortization of goodwill and other intangible assets

Income from operations..............................

Capital expenditures................................  $    6,601  $    8,385  $  1,148   $  2,762   $  8,273   $  5,359
Depreciation expense................................       8,021       9,351     1,904      1,873      3,714      2,283
NINE-MONTH PERIOD ENDED
 SEPTEMBER 30, 2000:
Third-party revenues................................  $1,273,735  $  978,760  $187,974   $213,416   $197,215   $  8,051
Intersegment revenues...............................       5,702      10,860     1,030         67         16    (17,675)
                                                      ----------  ----------  --------   --------   --------   --------
Total revenues......................................   1,279,437     989,620   189,004    213,483    197,231     (9,624)
Operating costs.....................................   1,191,002     929,117   179,564    189,616    185,443       (646)
                                                      ----------  ----------  --------   --------   --------   --------
Segment operating earnings..........................  $   88,435  $   60,503  $  9,440   $ 23,867   $ 11,788   $ (8,978)
                                                      ==========  ==========  ========   ========   ========   ========
Amortization of goodwill and other intangible assets
Merger and related charges and costs to exit certain
 activities and related costs.......................

Income from operations..............................

Capital expenditures................................  $    9,816  $   11,979  $  2,169   $  1,330   $  3,908   $  1,666
Depreciation expense................................       7,433       8,000     1,727      1,649      3,246        606
TOTAL ASSETS:
As of September 30, 2001............................  $1,118,277  $  780,143  $151,494   $157,581   $158,292   $125,017
As of December 31, 2000.............................   1,213,499     869,148   164,426    157,721    146,092    146,996

                                                       Total
                                                     ----------
THREE-MONTH PERIOD ENDED
 SEPTEMBER 30, 2001:
Third-party revenues................................ $  939,489
Intersegment revenues...............................         --
                                                     ----------
Total revenues......................................    939,489
Operating costs.....................................    927,042
                                                     ----------
Segment operating earnings..........................     12,447

Amortization of goodwill and other intangible assets      9,223
                                                     ----------
Income from operations.............................. $    3,224
                                                     ==========
Capital expenditures................................ $   15,825
Depreciation expense................................      9,136
THREE-MONTH PERIOD ENDED
 SEPTEMBER 30, 2000:
Third-party revenues................................ $1,134,576
Intersegment revenues...............................         --
                                                     ----------
Total revenues......................................  1,134,576
Operating costs.....................................  1,072,182
                                                     ----------
Segment operating earnings..........................     62,394

Amortization of goodwill and other intangible assets      9,050
                                                     ----------
Income from operations.............................. $   53,344
                                                     ==========
Capital expenditures................................ $   13,282
Depreciation expense................................      8,622
NINE-MONTH PERIOD ENDED
 SEPTEMBER 30, 2001:
Third-party revenues................................ $2,972,988
Intersegment revenues...............................         --
                                                     ----------
Total revenues......................................  2,972,988
Operating costs (1).................................  2,845,519
                                                     ----------
Segment operating earnings..........................    127,469

Amortization of goodwill and other intangible assets     27,690
                                                     ----------
Income from operations.............................. $   99,779
                                                     ==========
Capital expenditures................................ $   32,528
Depreciation expense................................     27,146
NINE-MONTH PERIOD ENDED
 SEPTEMBER 30, 2000:
Third-party revenues................................ $2,859,151
Intersegment revenues...............................         --
                                                     ----------
Total revenues......................................  2,859,151
Operating costs.....................................  2,674,096
                                                     ----------
Segment operating earnings..........................    185,055

Amortization of goodwill and other intangible assets     24,164
Merger and related charges and costs to exit certain
 activities and related costs.......................     20,000
                                                     ----------
Income from operations.............................. $  140,891
                                                     ==========
Capital expenditures................................ $   30,868
Depreciation expense................................     22,661
TOTAL ASSETS:
As of September 30, 2001............................ $2,490,804
As of December 31, 2000.............................  2,697,882

--------
(1)Operating costs for the nine-month period ended September 30, 2001 include provisions for doubtful accounts of $8,230 and $770 in the Electrical Technologies and Mechanical Services segments, respectively, related to customers in the telecommunications industry.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)

7.  EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2001 and 2000.

                                                                  Three Months Ended  Nine Months Ended
                                                                    September 30,       September 30,
                                                                  -----------------  ------------------
                                                                    2001     2000      2001      2000
                                                                  --------  -------  --------  --------
Basic earnings per share:
   Income (loss) from continuing operations...................... $(18,499) $13,979  $ 10,617  $ 38,829
   Less: dividends/amortization of issuance costs on convertible
     preferred stock.............................................   (5,198)  (4,843)  (15,322)  (11,639)
                                                                  --------  -------  --------  --------
   Income (loss) from continuing operations available to common
     shareholders................................................  (23,697)   9,136    (4,705)   27,190
   Income (loss) from discontinued operations, net of tax........   (4,418)   1,042   (10,943)    3,090
   Loss on disposal of discontinued operations, net of tax.......  (23,055)      --   (23,055)       --
   Extraordinary loss on debt settlement, net of tax.............       --       --        --    (8,057)
                                                                  --------  -------  --------  --------
   Net income (loss) available to common shareholders............ $(51,170) $10,178  $(38,703) $ 22,223
                                                                  ========  =======  ========  ========
   Weighted average shares outstanding - Basic...................   63,730   64,782    63,873    58,497
                                                                  ========  =======  ========  ========
   Income (loss) from continuing operations...................... $   (.37) $   .14  $   (.07) $    .47
   Income (loss) from discontinued operations, net of tax........     (.07)     .02      (.17)      .05
   Loss on disposal of discontinued operations, net of tax.......     (.36)      --      (.36)       --
   Extraordinary loss, net of tax................................       --       --        --      (.14)
                                                                  --------  -------  --------  --------
   Net income (loss) per share - Basic........................... $   (.80) $   .16  $   (.60) $    .38
                                                                  ========  =======  ========  ========

Diluted earnings per share:
   Income (loss) from continuing operations available to common shareholders................................................ $(23,697) $ 9,136  $ (4,705) $ 27,190
   Income (loss) from discontinued operations, net of tax........   (4,418)   1,042   (10,943)    3,090
   Loss on disposal of discontinued operations, net of tax.......  (23,055)      --   (23,055)       --
   Extraordinary loss on debt settlement, net of tax.............       --       --        --    (8,057)
                                                                  --------  -------  --------  --------
   Net income (loss) available to common shareholders............ $(51,170) $10,178  $(38,703) $ 22,223
                                                                  ========  =======  ========  ========
   Weighted average shares outstanding - Diluted.................   63,730   64,946    63,873    58,612
                                                                  ========  =======  ========  ========
   Income (loss) from continuing operations...................... $   (.37) $   .14  $   (.07) $    .47
   Income (loss) from discontinued operations, net of tax........     (.07)     .02      (.17)      .05
   Loss on disposal of discontinued operations, net of tax.......     (.36)      --      (.36)       --
   Extraordinary loss, net of tax................................       --       --        --      (.14)
                                                                  --------  -------  --------  --------
   Net income (loss) per share - Diluted......................... $   (.80) $   .16  $   (.60) $    .38
                                                                  ========  =======  ========  ========
Weighted average shares:
   Weighted average shares outstanding - Basic...................   63,730   64,782    63,873    58,497
   Common stock equivalents from stock options and warrants......       --      164        --       115
                                                                  --------  -------  --------  --------
   Weighted average shares outstanding - Diluted.................   63,730   64,946    63,873    58,612
                                                                  ========  =======  ========  ========
Common stock equivalents excluded from the computation of
  diluted earnings per share due to their anti-dilutive effect:
   Convertible Preferred Stock...................................   20,542   19,118    20,542    19,118
   Stock options and warrants....................................   12,500   14,308    12,256    14,216

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (Unaudited)

8. COMPREHENSIVE INCOME

   The following table reconciles net income (loss) to comprehensive income
(loss) for the three- and nine-month periods ended September 30, 2001 and 2000.

                                                                        Three Months         Nine Months
                                                                     Ended September 30, Ended September 30,
                                                                     ------------------- -------------------
                                                                       2001       2000     2001       2000
                                                                     --------   -------  --------   -------
Net income (loss)................................................... $(45,972)  $15,021  $(23,381)  $33,862
Other comprehensive income:
   Cumulative effect attributed to adoption of FAS 133 (see Note 4).       --        --    (1,488)       --
   Net losses on interest rate swaps................................   (2,419)       --    (4,053)       --
   Unrealized gain on marketable securities.........................       --        --        --        87
   Reclassification adjustments.....................................      436        --       944       626
                                                                     --------   -------  --------   -------
Total comprehensive income (loss)................................... $(47,955)  $15,021  $(27,978)  $34,575
                                                                     ========   =======  ========   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 INTRODUCTION

   Encompass Services Corporation ("Encompass," or the "Company") was formed to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets. On February 22, 2000, the shareholders of Group Maintenance America Corp. ("GroupMAC") and Building One Services Corporation ("Building One"), approved the merger of the two companies (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation.

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

   Cost of services consists primarily of components, parts and supplies, salaries and benefits of service and installation technicians and project managers, subcontracted services, depreciation, fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for management and sales force, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

   On September 25, 2001, the Company announced its decision to cease operations of its Global Technologies Group effective September 30, 2001. It is anticipated that substantially all of these operations, consisting primarily of completion of remaining backlog on existing contracts as of September 30, 2001, will be terminated by December 31, 2001. The shutdown of these operations represents the disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, the amounts disclosed herein have been restated to reflect the historical, after-tax results of these operations as "Income (loss) from discontinued operations, net of tax". In connection with the decision to discontinue these operations, a charge of $23.0 million, net of the related income tax benefit of $6.0 million, has been incurred in the three months ended September 30, 2001 to provide for the estimated costs of disposal of these operations. This charge is reported under the caption "Loss on disposal of discontinued operations, net of tax" in the consolidated condensed statements of operations. For the year ended December 31, 2000, the Global Technologies operations contributed revenues of $117.2 million and net income of $3.7 million. See Note 5 to Consolidated Condensed Financial Statements appearing elsewhere herein for further discussion.

   Included in the Company's customer base are a number of companies involved in the telecommunications industry, including fiber-optic network companies, wireless phone companies and high-speed Internet providers. During 2001, many companies in the telecommunications sector, including some of the Company's customers, have experienced a dramatic reduction in the amount of new capital available to them, upon which certain of them are reliant to successfully achieve their business plans. Consequently, the Company has experienced slower payment from certain customers, several of which have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company provided allowances of $18.0 million and $5.0 million in the second and third quarters of 2001, respectively, to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibilty. Of this amount, $9.0 million recorded in the second quarter relates to continuing operations and the remainder relates to the discontinued Global Technologies operations. As additional information becomes available, and to the extent the financial condition of these or other customers in the telecommunications sector continues to deteriorate in the future, the Company may find it necessary to record additional charges to earnings to further increase its allowance for doubtful accounts.

                             RESULTS OF OPERATIONS

  Three months ended September 30, 2001 compared to three months ended September 30, 2000

   Operating results for the three months ended September 30, 2001 and 2000 are summarized as follows (in millions):


                              Three Months             Three Months
                        Ended September 30, 2001 Ended September 30, 2000
                        -----------------------  -----------------------
                                        Income                   Income
                                         from                     from
                        Revenues      Operations  Revenues     Operations
                        --------      ---------- --------      ----------
Electrical Technologies  $394.5         $(0.1)   $  478.3        $20.6
Mechanical Services....   330.5           1.3       428.9         26.4
Industrial Services....    57.4           2.8        74.7          4.5
Residential Services...    88.9           7.6        93.4         10.7
Cleaning Systems.......    77.6           4.7        65.8          2.3
Corporate and other....     4.6          (3.9)        5.0         (2.1)
Goodwill amortization..      --          (9.2)         --         (9.1)
Eliminations...........   (14.0)           --       (11.5)          --
                         ------         -----     --------       -----
Total..................  $939.5         $ 3.2    $1,134.6        $53.3
                         ======         =====     ========       =====

   Revenues. Revenues decreased $195.1 million, or 17%, to $939.5 million for the three months ended September 30, 2001 from $1,134.6 million for the three months ended September 30, 2000. The decrease in revenues in the Electrical Technologies, Mechanical Services and Industrial Services Groups is due to effects of the economic slowdown during 2001 compared to the prior year and the impact of lower capital spending of customers in the technology and telecommunications sectors as projects have been delayed or canceled due to the inability of many customers to access the capital required to fund such projects. The decrease in revenues of the Residential Services Group is primarily the result of a decline in new housing starts in certain Midwest markets. The increase in Cleaning Systems Group revenues is due to new national account startups in the Group's contract management operations.

   Gross profit. Gross profit decreased $65.1 million, or 35%, to $120.1 million for the three months ended September 30, 2001 from $185.2 million for the three months ended September 30, 2000. This decrease in gross profit is primarily due to a $63.4 million decrease in the combined gross profit of the Electrical Technologies, Mechanical Services and Industrial Services Groups resulting from lower volumes of work, primarily from customers in the technology and telecommunications sectors, and generally increased price competition resulting from fewer project opportunities in the marketplace. Gross profit was also negatively impacted by costs related to abnormally complex integration challenges at certain locations, which led to an inordinate number of underperforming projects moving toward closure during the quarter. Residential Services Group gross profit was down $2.9 million due to increased pricing pressure in certain geographic markets. Cleaning Systems Group gross profit increased $1.2 million due to higher volumes.

   Gross profit margin decreased to 12.8% for the three months ended September 30, 2001 compared to 16.3% for the three months ended September 30, 2000. This decrease resulted primarily from the lower volume of technology projects which tend to be higher margin, increased price competition as a result of general economic weakness, and the integration-related costs mentioned above.

   Selling, general and administrative expenses. Selling, general and administrative expenses decreased $14.5 million or 12% to $105.6 million for the three months ended September 30, 2001 from $120.1 million for the three months ended September 30, 2000. This decrease is primarily the result of steps taken during the second quarter to accelerate the cost savings and workforce reductions as part of the Company's overall integration plan. As a percentage of revenues, selling, general and administrative expenses increased to 11.2% for the three months ended September 30, 2001 from 10.6% for the three months ended September 30, 2000, primarily as a result of the lower revenue base and costs incurred to support the Company's branding, cross-selling, training and internal growth initiatives.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangibles for the three months ended September 30, 2001 increased $0.1 million, or 2%, to $9.2 million from $9.1 million for the three months ended September 30, 2000. This increase primarily relates to the impact of payments under contingent consideration agreements relating to previously acquired businesses.

   Other income (expense). Other income (expense) primarily includes net interest expense of $20.3 million for the three months ended September 30, 2001, reflecting a $3.4 million decrease from the three months ended September 30, 2000. This decrease is primarily due to lower average debt balances and lower prevailing interest rates on the Company's floating rate debt for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

   Income tax provision. The income tax provision decreased $14.4 million to $0.8 million for the three months ended September 30, 2001 from $15.2 million for the three months ended September 30, 2000. The tax provision for the three months ended September 30, 2001 reflects net tax expense of $0.8 million on a pre-tax loss of $17.7 million, primarily as a result of the non-deductibility of goodwill amortization expense. The effective tax rate for the three months ended September 30, 2000 is 52.1%.

   Income (loss) from discontinued operations, net of tax. The Company recorded a loss from the discontinued Global Technologies operations, net of tax, of $4.4 million for the three months ended September 30, 2001 compared to income from discontinued operations, net of tax, of $1.0 million for the three months ended September 30, 2000. The loss in the three months ended September 30, 2001 is due primarily to lower volumes of work and a $5.0 million pre-tax reserve for receivables from customers in the technology and telecommunications sectors as projects were delayed or canceled and collectibility of certain accounts became questionable due to the inability of many customers to access capital.

   Loss on disposal of discontinued operations, net of tax. The loss on disposal of the discontinued Global Technologies operations of $23.0 million, net of the related income tax benefit of $6.0 million, primarily consists of the write-off of non-deductible, unamortized goodwill of $12.0 million, net facility and equipment lease obligations of $11.0 million, net asset writedowns of $3.6 million and anticipated future operating losses and severance of $2.4 million.

  Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

   Operating results for the nine months ended September 30, 2001 and 2000 are summarized as follows (in millions):

                                                                      Nine Months              Nine Months
                                                                Ended September 30, 2001 Ended September 30, 2000
                                                                -----------------------  -----------------------
                                                                                Income                   Income
                                                                                 from                     from
                                                                 Revenues     Operations  Revenues     Operations
                                                                --------      ---------- --------      ----------
Electrical Technologies........................................ $1,258.8        $ 56.5   $1,279.4        $ 88.4
Mechanical Services............................................  1,065.9          37.1      989.6          60.5
Industrial Services............................................    191.0          10.4      189.0           9.4
Residential Services...........................................    256.9          22.1      213.5          23.9
Cleaning Systems...............................................    216.5          11.9      197.2          11.8
Corporate and other............................................     13.1         (10.5)       8.1          (8.9)
Goodwill amortization..........................................       --         (27.7)        --         (24.2)
Merger and related charges and costs to exit certain activities
  and related costs............................................       --            --         --         (20.0)
Eliminations...................................................    (29.2)           --      (17.6)           --
                                                                 --------       ------    --------       ------
Total.......................................................... $2,973.0        $ 99.8   $2,859.2        $140.9
                                                                 ========       ======    ========       ======

   Revenues. Revenues increased $113.8 million, or 4.0%, to $2,973.0 million for the nine months ended September 30, 2001 from $2,859.2 million for the nine months ended September 30, 2000. This increase is primarily due to an increase of $334.5 million related to the GroupMAC businesses that were acquired in the Merger, partially offset by a $220.7 million decline in same store revenues. The decline in same store revenues is due primarily to effects of the economic slowdown during 2001 compared to the prior year and to lower volumes of work with customers in the technology and telecommunications sectors as projects were delayed or canceled due to the inability of many customers to access the capital required to fund such projects. Cleaning Systems Group revenues increased $19.3 million, or 10%, primarily as a result of several new national account startups in the Group's contract management operations.

   Gross profit. Gross profit decreased $20.3 million, or 4%, to $480.5 million for the nine months ended September 30, 2001 from $500.8 million for the nine months ended September 30, 2000. This is due to a same store decrease in gross profit of $79.7 million from the comparable prior year period, due to increased pricing pressures on projects as a result of deteriorating economic conditions, a greater than normal level of sub-par performance on projects and reduced levels of work done for customers in the technology and telecommunications sectors, partially offset by an increase of $59.4 million related to GroupMAC businesses that were acquired in the Merger, including the resultant benefit of higher purchasing synergies.

   Gross profit margin decreased to 16.2% for the nine months ended September 30, 2001 compared to 17.5% for the nine months ended September 30, 2000. This decline is primarily attributable to the lower volume of technology projects in 2001 which tend to be higher margin, increased price competition as a result of general economic weakness, and the abnormal level of sub-par performance on projects mentioned above.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $27.1 million, or 9%, to $338.7 million for the nine months ended September 30, 2001 from $311.6 million for the nine months ended September 30, 2000. This increase is primarily attributable to $40.7 million related to the GroupMAC businesses that were acquired in the Merger. As a percentage of revenues, selling, general and administrative expenses increased to 11.4% for the nine months ended September 30, 2001 from 10.9% for the nine months ended September 30, 2000. This increased percentage is primarily the result of increased costs to support the Company's branding, cross selling, training and internal growth initiatives, partially offset by the cost saving initiatives discussed below.

   During the second quarter of 2001, the Company took steps to accelerate the cost savings and workforce reductions as part of the Company's overall integration plan. Management conducted a comprehensive review of its overhead cost structure throughout the Company, in light of softness in certain economic sectors. This process resulted in the elimination of over 400 positions throughout the organization, a substantial portion of which took place prior to June 30, 2001. The severance costs related to the workforce reductions were approximately $2.0 million.

   Provision for doubtful accounts. Provision for doubtful accounts increased $10.1 million to $14.3 million for the nine months ended September 30, 2001 from $4.2 million for the nine months ended September 30, 2000. This increase is attributable to the $9.0 million charge recorded in the second quarter of 2001 to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility.

   Amortization of goodwill and other intangibles assets. Amortization of goodwill and other intangibles for the nine months ended September 30, 2001 increased $3.5 million, or 14.5%, to $27.7 million from $24.2 million for the nine months ended September 30, 2000. This increase primarily relates to the GroupMAC businesses that were acquired in the Merger and the impact of payments under contingent consideration agreements relating to previously acquired businesses.

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

   Other income (expense). Other income (expense) primarily includes net interest expense of $62.4 million for the nine months ended September 30, 2001 reflecting a decrease of $0.8 million from the nine months ended September 30, 2000. Average debt balances outstanding were higher during the nine months ended September 30, 2001 as compared to the same period in 2000 due primarily to debt incurred in connection with the Merger in February 2000. Despite the higher average debt balance, net interest expense was lower as a result of lower prevailing interest rates for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

   Income tax provision. The income tax provision decreased $12.2 million to $26.1 million for the nine months ended September 30, 2001 from $38.3 million for the nine months ended September 30, 2000. The effective tax rate increased to 71.1% for the nine months ended September 30, 2001 from 49.6% in the comparable prior year period due primarily to higher non-deductible goodwill amortization as a proportion of pre-tax income.

   Income (loss) from discontinued operations, net of tax. The Company recorded a loss from the discontinued Global Technologies operations, net of tax, of $10.9 million for the nine months ended September 30, 2001 compared to income from discontinued operations, net of tax, of $3.1 million for the nine months ended September 30, 2000. The loss in the nine months ended September 30, 2001 is due primarily to charges totalling approximately $14.0 million to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility and to lower volumes of work with customers in the technology and telecommunications sectors as projects were delayed or canceled due to the inability of many customers to access capital required to fund such projects.

   Loss on disposal of discontinued operations, net of tax. The loss on disposal of the discontinued Global Technologies operations of $23.0 million, net of the related income tax benefit of $6.0 million, primarily consists of the write-off of non-deductible, unamortized goodwill of $12.0 million, net facility and equipment lease obligations of $11.0 million, net asset writedowns of $3.6 million and anticipated future operating losses and severance of $2.4 million.

   Extraordinary loss, net. The net of tax extraordinary loss of $8.1 million for the nine months ended September 30, 2000 relates to the write-off of deferred debt issuance costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were repayed in connection with the Merger.

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

   The Company performs contracting services related to new construction in a variety of industries including, among others, data and telecommunications, automotive, heavy industrial, residential housing, retail, health care, education, petrochemical refining, travel, lodging and sports and entertainment. Consequently, management believes that a temporary slowdown in new construction related to any one of these industries would not likely have a material impact on the Company's financial condition. However, concurrent downturns in new construction in multiple industries or geographic regions, or prolonged slowdowns in specific industries or geographic regions, could have a material adverse impact on the Company's business, including its financial condition, results of operations and liquidity.

Inflation

   Inflation did not have a significant effect on the results of operations for the three and nine months ended September 30, 2001 and 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its operations and growth from internally generated funds and borrowings from commercial banks or other lenders. The Company's primary requirements for capital have historically consisted of funding contingent purchase price obligations from prior acquisitions, making select strategic investments in businesses and funding internal growth. The Company anticipates that its cash flow from operations and borrowing capacity under the existing bank credit facilities will be more than adequate for the Company to fund its normal working capital needs, debt service requirements and planned capital expenditures for 2001.

   For the nine months ended September 30, 2001 and 2000, the Company generated $136.1 million and $3.3 million of cash from operating activities, respectively. For the nine months ended September 30, 2001, net income from continuing operations and other non-cash charges generated $76.3 million compared to $95.2 million for the nine months ended September 30, 2000. Net changes in working capital and other operating accounts generated $59.8 million for the nine months ended September 30, 2001, as a result of management focus on working capital management and a general business slowdown. Working capital and other operating accounts used $91.9 million in the nine months ended September 30, 2000, primarily to support the growth in the Company's operations in all of its business segments.

   For the nine months ended September 30, 2001, the Company used $38.5 million of cash in investing activities. These activities principally consisted of $11.1 million in earnout payments related to businesses acquired in prior years and $32.5 million in capital expenditures, partially offset by $5.1 million of proceeds from the sales of businesses, property and equipment. Capital expenditures in 2001 primarily consisted of the expansion of facilities in certain markets and the investment in information systems to support the Company's integration and growth initiatives. For the nine months ended September 30, 2000, the Company used $75.1 million of cash from investing activities. These activities principally consisted of $45.8 million paid for acquisitions and earnout payments and $30.9 million used for capital expenditures.

   For the nine months ended September 30, 2001, the Company used $96.7 million of cash from financing activities. These activities principally consisted of $211.9 million in net payments on the Revolving Credit Facility discussed below, net proceeds from long-term debt issuance of $127.7 million, payment of related debt issuance costs of $5.1 million and $9.8 million paid for the purchase of the Company's common stock under a stock repurchase program. For the nine months ended September 30, 2000, the Company generated $55.7 million of cash from financing activities. These activities primarily related to the Merger and principally consisted of net proceeds from the issuance of preferred stock and borrowings under the bank credit facility described below, largely offset by the retirement of GroupMAC common stock and repayments on long-term debt under GroupMAC and Building One credit facilities.

   For the nine months ended September 30, 2001, the Company used $7.5 million in its discontinued Global Technologies operations. For the nine months ended September 30, 2000, these operations generated $0.9 million of cash.

   On February 22, 2000, in connection with the Merger, the Company entered into an $800 million credit facility (the "Credit Facility") and borrowed funds thereunder to repay (i) the outstanding borrowings of Building One under its $350 million credit facility, (ii) $130 million of senior subordinated notes issued by GroupMAC in January 1999, and (iii) borrowings of GroupMAC under its previous revolving credit facility. The Credit Facility was expanded to $900 million during the second quarter of 2000, consisting of a $500 million revolving credit facility (the "Revolving Credit Facility"), a $130 million term loan, a $170 million term loan and a $100 million institutional term loan (the "Term Credit Facilities"). Borrowings under the Credit Facility bear interest at variable rates, as defined, and are secured by substantially all assets of the Company. Under the Credit Facility, Encompass is required to maintain (i) a minimum Fixed Charge Coverage Ratio (as defined); (ii) a maximum ratio of senior debt to pro forma EBITDA (as defined); (iii) a maximum ratio of Funded Debt (as defined) to Pro Forma EBITDA (as defined); (iv) a minimum amount of Consolidated Net Worth (as defined); and (v) a maximum amount of capital expenditures in relation to Consolidated Net Worth.

   On November 9, 2001, the Company amended the Credit Facility. The amended terms provide for a revolving credit facility of $300 million, increasing to $350 million once certain debt leverage ratios are achieved, as well as significantly increased flexibility with respect to financial covenants through 2003. Borrowings under the amended Credit Facility bear interest at variable rates, ranging from 2.0% to 3.75% over the Eurodollar Rate (as defined in the Credit Facility) and from 0.50% to 2.25% over the Alternate Base Rate (as defined in the Credit Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio. In addition, the amendment establishes certain restrictions on the Company's ability to make acquisitions, capital expenditures and investments and requires debt prepayment with future issuances of debt or equity. Such restrictions will revert back to those under the original agreement once certain debt leverage ratios are achieved. As a result of the Credit Facility amendment, the Company will charge approximately $1.6 million of previously deferred debt issuance costs to interest expense in the fourth quarter of 2001.

   To date, neither the terms of the Credit Facility nor the indenture pursuant to which the senior subordinated notes described below were issued nor the debt represented thereby have materially restricted the Company's ability to finance operations or capital needs or to respond to changes in the Company's business or competitive activity. As of October 31, 2001, borrowings under the Revolving Credit Facility were $152.4 million, and $146.1 million would have been available for borrowing under the terms of the amended Credit Facility.

   The Company has entered into interest rate swap agreements in the aggregate notional amount of $110 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At September 30, 2001, the Company's ratio of fixed rate debt to total debt was 38.1% and the weighted average interest rate on its total debt was 8.29%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at September 30, 2001, the Company's ratio of fixed rate debt to total was 50.4% and the weighted average interest rate on its total debt was 8.58%.

   Concurrent with the closing of the Merger, affiliates of Apollo Management IV, L.P. ("Apollo") exchanged approximately $106 million of Building One convertible junior subordinated debentures and $150 million of cash for 256,191 shares of the Company's Convertible Preferred Stock. The Convertible Preferred Stock if not otherwise converted is redeemable in 2012, and is entitled to receive an annual dividend of 7.25% payable quarterly. Until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated at the option of the Company. The Convertible Preferred Stock is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances. The proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger which allowed former GroupMAC shareholders to convert approximately 11.1 million shares of Encompass common stock into cash.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has the right to appoint three members of the Company's board of directors. If the Company violates certain protective covenants, which include a total debt leverage covenant under the Investors' Rights Agreement, Apollo will have the right to appoint a majority of the members of the board of directors. The Company is currently in compliance with such covenants; however, management believes there is a substantial probability that the Company will violate such total debt leverage covenant in the fourth quarter of 2001 or the first half of 2002. A violation of such total debt leverage covenant alone will not trigger a right of acceleration of the Company's obligations under any of its debt or preferred stock instruments.

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

New Accounting Pronouncements

   In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill, noting that values allocated to dedicated workforce may not be reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will be amortized to expense.

   The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through December 31, 2001.

   As of January 1, 2002, the Company will be required to reclassify the unamortized value of its acquired workforce ($6.1 million at September 30, 2001) to goodwill. In addition, the Company will be required to reassess the useful lives of all acquired intangible assets and make any necessary amortization period adjustments by March 31, 2002. The Company will also be required to perform an assessment of whether there is an impairment of goodwill as of January 1, 2002, and at least annually thereafter. Any impairment charge recognized at January 1, 2002 will be shown as the cumulative effect of a change in accounting principle in the Company's statement of operations.

   As of January 1, 2002, the Company expects to have unamortized goodwill of approximately $1.3 billion (including amounts currently classified as dedicated workforce) and unamortized intangible assets consisting of acquired customer lists of approximately $7.9 million, all of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $33.6 million and $27.7 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. This amortization of goodwill will no longer occur under the new standards. The Company is evaluating the impact of adopting SFAS 142, but because of the extensive effort required, it is not practicable to reasonably determine, at the date of this report, whether a goodwill impairment charge will be recorded upon adoption of the new standards. However, based on a preliminary review of the new standards, management believes that it is possible that the Company will record a goodwill impairment charge upon adoption, and that the amount of such charge could be significant in relation to the Company's unamortized goodwill balance.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation.

   The Company is required to adopt the provisions SFAS 144 effective January 1, 2002. Management has not yet determined the effect, if any, that adoption of SFAS 144 will have on the Company's financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

   The table below provides scheduled principal payment and fair value information about the Company's market-sensitive financial instruments as of September 30, 2001. The Company's major market risk exposure is interest rate volatility. All items described below are stated in U.S. dollars (in thousands). This information constitutes a "forward looking statement."

                                                                                       Fair Value at
                                                                                       September 30,
                           2001    2002   2003    2004     2005   Thereafter  Total        2001
                          ------  ------ ------  ------  -------- ---------- --------  -------------
Revolving Credit Facility $   --  $   -- $   --  $   --  $158,000  $     --  $158,000    $158,000
 Average rate............                                                          (a)
Term Credit Facilities... $1,000  $4,000 $4,000  $4,000  $  4,000  $376,250  $393,250    $393,250
 Average rate............                                                          (a)
Senior Subordinated
  Notes.................. $   --  $   -- $   --  $   --  $     --  $335,000  $335,000    $226,500
 Average rate............                                                          (b)
Other Debt............... $  638  $   -- $1,613  $2,500  $     --  $     --  $  4,751    $  4,751
 Average rate............    9.5%           6.0%    7.5%

--------
(a)Borrowings under the Revolving Credit Facility and the Term Credit Facilities bear interest at a rate per annum, at the Company's option, of either (i) the Alternate Base Rate plus an applicable margin or (ii) the Eurodollar Rate plus an applicable margin. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate or the Prime Rate. The Margin applicable to Alternate Base Rate borrowings ranges from 0.5% to 2.25%, and the Margin applicable to Eurodollar Rate borrowings ranges from 2.0% to 3.75%, depending in each case, on the ratio of Funded Debt to pro forma EBITDA. All capitalized terms are as defined in the Credit Facility. At September 30, 2001, the weighted average interest rates in effect for the Revolving Credit Facility and the Term Credit Facilities, including amortization of related debt issuance costs, were 6.3% and 6.3%, respectively.

   The Company has entered into several interest rate swap agreements for a notional amount of $110 million for periods ranging from one to four years, to partially hedge its exposure to potential fluctuations in interest rates. Under these agreements, the Company pays a fixed rate and receives a variable rate which is reset every three months based on three month LIBOR. At September 30, 2001, the weighted average interest rate payable on the swap agreements was 8.2%. The aggregate fair value of these swap agreements at September 30, 2001, was a liability of approximately $7.4 million.

(b)The Senior Subordinated Notes are unsecured, mature May 1, 2009 and bear interest at 10.5% payable semi-annually. In April, 1999, the Company completed a private offering of $200 million of these notes with a discount of $4.5 million, which is being amortized to interest expense over the term of the notes. In June 2001, the Company completed a private offering of an additional $135 million of these notes with a discount and delayed draw fee totaling of $4.1 million, which is also being amortized to interest expense over the term of the notes. In addition, there are approximately $13.5 million in related debt issuance costs which are being amortized to interest expense over the life of the notes. The effect of the amortization of the discount and debt issuance costs increases the effective interest rate on the Senior Subordinated Notes to 11.1%.

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

       (a)Exhibits.

Exhibit
  No.                                          Description of Exhibit
-------                                        ----------------------
  2     --None.
  3.1*  --Certificate of Merger dated February 22, 2000 merging Building One Services Corporation into
          Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated
          Articles of Incorporation of Encompass) (Exhibit 3.1 to Encompass' Annual Report on Form 10-K for
          the fiscal year ended December 31, 1999, File No. 1-13565).
  3.2*  --Statement of Designation dated February 15, 2000 relating to the 7.25% Convertible Preferred Stock of Encompass (Exhibit 3.2 to Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
  3.3*  --By-laws of Encompass, as amended (Exhibit 3.2 to Encompass' Annual Report on Form 10-K/A for
          the fiscal year ended December 31, 1998, File No. 1-13565).
  4     --None.
 10     --Fourth Amendment dated effective as of November 9, 2001 to Credit Agreement dated as of
          February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of
          America, N.A., as administrative agent, The Chase Manhattan Bank, as successor to Chase Bank of
          Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein.
 11     --None.
 15     --None.
 18     --None.
 19     --None.
 22     --None.
 23     --None.
 24     --None.
 99     --None.

--------
*  Incorporated by reference from a prior filing as indicated.

   (b) Reports on Form 8-K.

   On July 3, 2001, Encompass filed a Current Report on Form 8-K that disclosed under Item 5 thereof, that at a recent First Union Securities Conference management of Encompass acknowledged that some projects in its sales pipeline were not converting to signed contracts as rapidly as anticipated. Management said that, as part of its normal forecasting process, it will be evaluating the impact, if any, this may have on its current annual earnings guidance. Its guidance will be addressed at its quarterly earnings press release.

   On August 21, 2001, Encompass filed a Current Report on Form 8-K that filed under Item 7 thereof its audited financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, reflecting revised operating segment data to conform to the registrant's 2001 operating segment presentation.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENCOMPASS SERVICES CORPORATION

   Date: November 14, 2001
                                                    /s/ DARREN B. MILLER
                                          By: _________________________________
                                                      Darren B. Miller
                                              Senior Vice President and Chief
                                                     Financial Officer
                                               (principal financial officer)


   Date: November 14, 2001
                                                     /s/ L. SCOTT BIAR
                                          By: _________________________________
                                                       L. Scott Biar
                                                  Vice President and Chief
                                                     Accounting Officer
                                               (principal accounting officer)