Form 10-K
period 2001-12-31
ENCOMPASS SERVICES CORP
filed 2002-03-14
CIK 1039690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

                         3 Greenway Plaza, Suite 2000
                             Houston, Texas 77046
                    (Address of principal executive office)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 1, 2002, (i) there were 64,020,898 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding and (ii) the aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date) was $144,404,942. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement relating to the registrant's 2002 Annual Meeting of Shareholders (to be filed within 120 days after the end of the fiscal year) are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.    Description of Business.......................................   1
Item 2.    Properties....................................................   9
Item 3.    Legal Proceedings.............................................   9
Item 4.    Submission of Matters to a Vote of Security Holders...........   9
Item 4A.   Executive Officers of the Registrant..........................  10

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................  12
Item 6.    Selected Financial Data.......................................  13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  14
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....  27
Item 8.    Financial Statements and Supplementary Data...................  28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  57

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............  57
Item 11.   Executive Compensation........................................  57
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management....................................................  57
Item 13.   Certain Relationships and Related Transactions................  57

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K...........................................................  58

          CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

   This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management, based on information currently available to management. Forward-looking statements can be identified by the use of the future tense or other forward-looking words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "should," "may," "will," "objective," "projection," "forecast," "management believes," "continue," "strategy," "position" or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under:

  .  Item 1. Description of Business;

  . Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;

  .  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

  .  surety bonding capacity;

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

                                    PART I

Item 1. Description of Business.

   Encompass Services Corporation ("Encompass" or the "Company"), a Texas corporation formed in 1997, is one of the largest providers of facilities systems and solutions in the United States. With annual revenues of approximately $4 billion, Encompass provides electrical, mechanical and cleaning systems services to commercial, industrial and residential customers nationwide, including construction, installation and maintenance. Through its network of subsidiary business units, the Company has over 31,000 employees, with operations in over 200 locations, serving customers in all 50 states and in each of the 100 largest cities in the United States.

Company History

   On February 22, 2000, Building One Services Corporation ("Building One") was merged with and into Group Maintenance America Corp. ("GroupMAC") (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation. As a result of the Merger, the Company has the capability of providing mechanical, electrical and cleaning systems services, either alone or in combination with another service, in more locations than either constituent company could perform on its own. For additional information concerning the Merger, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 3 to the Consolidated Financial Statements included under Item 8 of this Annual Report.

   The Merger was accounted for as a "reverse acquisition" under generally accepted accounting principles. Accordingly, the financial statements and (except where otherwise noted) other information included herein for periods prior to the Merger reflect the historical results of Building One rather than GroupMAC.

Industry Overview

   The facilities services industry in which the Company operates is highly fragmented with a small number of multi-location regional or national providers and a large number of relatively small, independent businesses serving discrete, local markets with limited service offerings. The Company competes in the electrical, mechanical, industrial, residential and cleaning systems sectors of the facilities services industry.

   The electrical, mechanical, industrial and residential services provided by the Company are a vital part of new construction, renovation and repair projects. Virtually all domestic construction, remodeling and repair projects generate demand for these contracting services. According to the 2000-2001 U.S. Markets Overview published by FMI Corporation, total construction put in place, which includes improvements, in the United States was estimated to be approximately $800 billion in 2000 and grew at a compounded annual growth rate of 5.4% from 1990 to 2000. According to Marketdata Enterprises, Inc., the commercial building cleaning and maintenance services industry generated approximately $73 billion in revenues in 1999 and is highly fragmented with the top six providers accounting for approximately 5% of the total. Marketdata expects this industry to grow at a compounded annual growth rate of 6.7% between 1999 and 2004, reaching $101 billion in 2004.

Opportunities for Growth

   The Company believes it has strategically positioned itself in markets that are poised for strong growth, including:

  . Service solutions and after-market services. Opportunities for higher-margin maintenance, replacement and repair are being driven by increased outsourcing, higher systems complexity and an aging installed base;

  . Energy and power. Opportunities for power plant, distributed generation and energy management systems and programs are being introduced and driven by utility deregulation, demand for reliable power and more energy-efficient solutions; and

  . Network services. Opportunities for local and wide area network computer systems and data centers are being driven by growing demand for bandwidth and connectivity.

   The Company further intends to utilize its national network to increase sales to regional and national multi-site customers. The Company continues to believe that there is a strong desire among large multi-site customers to consolidate and simplify their vendor relationships by contracting with a single provider to service multiple locations and for one company to provide multiple services.

   The Company believes it can further achieve internal growth at its operating unit level by (1) emphasizing profit margins and working capital management, (2) sharing best practices to improve operating efficiency, and
(3) leveraging central technology, sales and purchasing functions.

                         SEGMENT FINANCIAL INFORMATION

   The Company modified its internal organizational structure during fiscal 2001 and re-aligned its principal business segments to the segments presented below. The corresponding segment information for 2000 and 1999 has been restated to conform to the new business segment presentation. Consistent with the required accounting treatment, the segment financial information for periods prior to the Merger reflect the historical results of Building One rather than GroupMAC.

   Information concerning the Company's principal business segments is set forth in Note 13 to the Consolidated Financial Statements. The following table summarizes revenues, operating income and allocable assets of the business segments of the Company for the periods indicated (dollars in thousands):

                                                 Year ended         Year ended
                             Year ended         December 31,       December 31,
                          December 31, 2001         2000               1999
                          ------------------  -----------------  -----------------
Revenues
Commercial/Industrial
 Services...............  $ 3,297,819   84.5% $3,442,026   86.4% $1,532,729   86.4%
Residential Services....      331,184    8.5     287,628    7.2          --     --
Cleaning Systems........      293,156    7.5     265,212    6.7     245,790   13.9
Eliminations............      (17,424)  (0.5)    (12,600)  (0.3)     (5,935)  (0.3)
                          -----------  -----  ----------  -----  ----------  -----
  Total Revenues........  $ 3,904,735  100.0% $3,982,266  100.0% $1,772,584  100.0%
                          ===========  =====  ==========  =====  ==========  =====
Operating Income
Commercial/Industrial
 Services...............  $    88,056   70.6% $  220,916   85.5% $  135,299   91.0%
Residential Services....       30,271   24.3      30,320   11.7          --     --
Cleaning Systems........       17,710   14.2      16,597    6.4      18,674   12.5
Corporate/Eliminations..      (11,282)  (9.1)     (9,382)  (3.6)     (5,234)  (3.5)
                          -----------  -----  ----------  -----  ----------  -----
Segment Operating
 Earnings...............      124,755  100.0%    258,451  100.0%    148,739  100.0%
                                       =====              =====              =====
Amortization of goodwill
 and other intangible
 assets.................       36,919             33,339             16,004
Merger and related
 charges and costs to
 exit certain activities
 and related costs (a)..           --             20,000                 --
Restructuring and
 recapitalization
 charges (b)............           --                 --              8,020
                          -----------         ----------         ----------
  Operating Income......  $    87,836         $  205,112         $  124,715
                          ===========         ==========         ==========
Total Assets
Commercial/Industrial
 Services...............  $ 1,980,868   82.5% $2,255,065   83.6% $1,111,341   84.6%
Residential Services....      148,394    6.2     153,813    5.7          --     --
Cleaning Systems........      148,740    6.2     146,092    5.4     152,614   11.6
Corporate/Eliminations..      123,324    5.1     142,912    5.3      49,799    3.8
                          -----------  -----  ----------  -----  ----------  -----
  Total Assets..........  $ 2,401,326  100.0% $2,697,882  100.0% $1,313,754  100.0%
                          ===========  =====  ==========  =====  ==========  =====

--------
(a) Represents non-recurring, non-deductible merger and related charges associated with the Merger. See Note 3 in the Notes to Consolidated Financial Statements included elsewhere herein.
(b) Represents non-recurring restructuring and recapitalization charges associated with Building One's tender offer for its shares and relocation of Building One's corporate headquarters. See Note 12 in the Notes to Consolidated Financial Statements included elsewhere herein.

                     COMMERCIAL/INDUSTRIAL SERVICES GROUP

   The core capabilities of the Commercial/Industrial Services Group include the technical design, installation, maintenance, repair, replacement and upgrade of the electrical, heating, ventilating and air conditioning ("HVAC"), plumbing, network infrastructure, building and equipment controls and monitoring, sheet metal and process piping systems of commercial and industrial facilities. Electrical systems services include process controls, lighting, power, lifesafety systems, industrial machine wiring, electrical switchgear and cable tray systems, energy management systems and low energy systems known as "LES," including voice and data cabling, high speed data network infrastructure systems, fiber optics, video, security and sound. Other Commercial/Industrial Services Group services provided include both maintenance, repair and replacement services, or "MRR" services, and new installation services for products such as compressor-bearing HVAC equipment, boilers, chillers, central plants, process and high-purity piping, fire suppression systems and control systems. The Commercial/Industrial Services Group also provides complete millwright services installations, circuit breaker maintenance, instrumentation calibration, commissioning, generator start-up and testing, and piping and structural steel fabrication and erection.

   Facilities typically served by the Commercial/Industrial Services Group include manufacturing and processing facilities, industrial facilities (including refineries, petrochemical plants and water treatment plants), power generation facilities, chemical plants, data centers and server rooms, mission-critical facilities, detention and correctional facilities, hospitals and other critical care facilities, colleges and universities, hotels, commercial office buildings, automotive assembly plants, public and commercial transportation facilities, governmental complexes, sports and entertainment facilities, retail stores, restaurants, supermarkets, and convenience stores.

   Customers of the Commercial/Industrial Services Group include general contractors, property owners, managers and developers, governmental agencies, educational and medical institutions, engineering consultants, architectural firms and commercial and industrial companies in a variety of industries. The Commercial/Industrial Services Group is seeking to expand the services it provides to these customers through a national sales and marketing effort focusing on entities that are responsible for installing, operating or maintaining the electrical and mechanical systems in facilities located throughout the United States.

                          RESIDENTIAL SERVICES GROUP

   The Residential Services Group provides mechanical and other contracting services to homebuilders and homeowners from 35 locations. Although most of the Residential Services Group's business units perform MRR services, new construction work represented approximately 70% of the Residential Services Group's revenues in fiscal 2001.

   The Residential Services Group installs HVAC and plumbing systems in homes, apartment and condominium complexes and small commercial buildings. It also provides maintenance services for these systems, such as inspections, cleaning, repair and replacement of HVAC systems and associated parts; repair and replacement of bathroom fixtures, water filters and water heaters; and cleaning, repair and replacement of pipes, sewer lines and residential sanitary systems. In connection with its MRR services, the Residential Services Group sells a wide range of HVAC, plumbing and other equipment, including complete HVAC systems and a variety of parts and components.

   The Residential Services Group markets its residential new installation contracting services to local, regional and national homebuilders. The Residential Services Group targets its growth in the residential new installation market in those areas of the United States that have growth rates above the national average. Through strong existing relationships with major national homebuilders, the Residential Services Group is marketing its capabilities to provide consistent, reliable installation services on a regional basis.

   The Residential Services Group's customers for residential MRR services consist primarily of homeowners and small commercial business owners. The Residential Services Group advertises its maintenance and repair services in the yellow pages, on billboards, on television and radio, and through direct mail. It also relies upon customized service offerings to attract and retain customers.

                            CLEANING SYSTEMS GROUP

   The Cleaning Systems Group offers cleaning and maintenance management services to over 8,000 locations nationwide, serving retail, commercial and industrial customers. Encompass believes that the Cleaning Systems Group is the largest provider of cleaning and maintenance management services to the retail sector in the United States based on revenues. Among other services, the Cleaning Systems Group (1) cleans and maintains floors, carpets, windows, walls, structures, sidewalks and parking lots, (2) strips and refinishes floors, (3) manages chemical supplies and equipment and (4) sanitizes restrooms and other areas. If requested by a customer, the Cleaning Systems Group selects, manages and integrates services provided by its business units and third party subcontractors to customers and monitors third party services to ensure the quality of the service performed.

   The customers of the Cleaning Systems Group include retail chain stores, supermarket chains, office buildings, industrial plants, banks, department stores, warehouses, educational and health facilities, restaurants and airport and transit terminals throughout the United States. The Cleaning Systems Group often provides services to a customer under a contractual arrangement on a regional or national basis.

                                  OPERATIONS

   Commercial construction projects begin with a proposal or design request from the owner or general contractor. Initial meetings with the parties allow the contractor to prepare preliminary and then more detailed design specifications, engineering drawings and cost estimates. Once a project is awarded, it is conducted in pre-agreed phases and progress billings are rendered to the owner for payment, less a retainage. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of materials to the job sites, scheduling of work crews with the necessary skills, and inspection and quality control) is coordinated in these same phases. The Company will generally perform new installation work using its own work force. However, the Company may subcontract with other contractors to perform work in locations where the Company does not have a facility or in instances where the Company's backlog requires additional resources.

   The Company also performs in-plant services and capital construction projects to selected industrial customers. This work typically includes management, labor, material and equipment for supplemental maintenance, turnarounds and capital construction projects. The work is scheduled and executed in accordance with the site-specific requirements. Contract pricing terms are either lump sum or rates negotiated annually. Payment is on work completed against milestones. The Company may self-perform the work or subcontract with other contractors depending on the scope of services required, as well as availability of an existing trained workforce.

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

   Residential service technicians may carry a Customer Assurance Pricing manual developed by the Company which specifies the labor, equipment and parts required to fulfill certain tasks and the associated flat rate prices for those tasks. This manual is custom generated for each business unit from a database containing over 15,000 different repair operations and is regularly updated for price changes. This "flat rate pricing" strategy allows the Company to monitor margins and labor productivity at the point of sale, while increasing the level of customer satisfaction by demonstrating fairness and objectivity in pricing. Payment for maintenance, repair and replacement services not covered by a warranty or service contract is generally requested in cash, check or credit card at the point of sale.

   The Cleaning Systems Group assigns regional contract managers to each customer. The contract managers determine whether to perform the work internally or to utilize the Group's existing network of over 1,000 cleaning companies to subcontract duties. The Cleaning Systems Group typically utilizes the subcontractor network whenever practicable because of the proven benefits (reliability, quality, consistency and customer preference) of using the local workforce. The Cleaning Systems Group's Quality Measurement System measures the quality of cleaning and customer support efforts. In addition, the group runs a "24/7" call center to handle any emergency cleaning requests and has a national computer network to respond quickly and appropriately to customer requests.

Sources of Supply

   The raw materials, commodities and components used in electrical service applications include switchgear, panels, lighting packages, wire/cable, fiber-optic cable, generators, conduit, wiring devices and related power distribution and management components. Major components for mechanical service applications are pipe, valves, fittings, plumbing fixtures, and related plumbing and process piping components. The Company also utilizes condensing units, air handling units, chillers, ductwork, sheet steel, and other related materials for HVAC and refrigeration applications.

   Lead times for supplies are typically very short for standard products. These supplies are widely available through a variety of sources. The longest delivery times typically apply to chillers for large applications, which have lead times of up to four months.

   Encompass has entered into national strategic supply agreements with major distributors of electrical, mechanical, voice/data commodities, components and equipment. These relationships are designed to achieve economies of scale for delivered price, product availability and selection. These relationships also assist in realizing material handling and logistical synergies at the operational level. While these agreements are significant, Encompass is not materially dependent on any outside supplier.

Employees

   Through the Company's various business units, the Company currently has over 31,000 full and part-time employees. In the course of performing installation work, the Company may utilize the services of subcontractors. As of December 31, 2001, approximately 4,300 employees (in 20 of the Company's business units) were members of unions and work under collective bargaining agreements. The collective bargaining agreements have expiration dates between April 2002 and June 2007. The Company believes that its relationships with its employees and the employees of its business units are generally satisfactory.

Backlog

   The Company defines backlog as the amount of revenue expected to be realized from work to be performed on uncompleted contracts, including executed contracts on which work has not yet begun. After-market service work, smaller short-term MRR Projects and cleaning systems service work are generally not included in backlog. At December 31, 2001 and 2000, the Company's backlog of work was approximately $1.6 billion and $1.7 billion, respectively. Of the December 31, 2001 backlog, approximately $1.56 billion related to the operations of the Commercial/Industrial Services Group and $42 million to the operations of the Residential Services Group. The Company expects that it will complete a substantial portion of the existing backlog at December 31, 2001 by December 31, 2002.

Competition

   The facilities services industry is highly competitive with few barriers to entry. The Company believes that the principal competitive factors in the facilities services industry are (1) timeliness, reliability and quality of services provided, (2) range of services offered, (3) market share and visibility and (4) price. The Company believes that its strategy of creating a leading national provider of comprehensive services directly addresses these factors. The Company's ability to employ, train and retain highly motivated field personnel and service technicians to provide quality services is enhanced by the Company's ability to utilize professionally managed recruiting and training programs. In addition, the Company offers compensation, health and savings benefits that are more comprehensive than most offered in the industry. Competitive pricing is possible through purchasing economies and other cost saving opportunities that exist across each of the service lines offered and from labor productivity improvements.

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

   In addition, there are a number of national retail chains that sell a variety of plumbing fixtures and equipment and HVAC equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services. Other companies or trade groups engage in franchising their names and marketing programs in some service lines. In addition, HVAC equipment manufacturers, deregulated utilities and the unregulated business segments of regulated gas and electric utilities, and certain property management companies and real estate investment trusts are engaged in various commercial/industrial or residential service areas in which the Company operates. Certain of the Company's competitors and potential competitors have greater financial resources, name recognition or other competitive advantages over the Company.

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

   A large number of state and local regulations governing the facilities services trades require various permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all the Company's service technicians who work in the geographic area covered by the permit or license.

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

   Capital expenditures related to environmental matters during the fiscal years ended December 31, 2001, 2000 or 1999 were not material. The Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by the Company which may be material.

Item 2. Properties.

   Encompass's executive offices are located in leased office space at 3 Greenway Plaza, Suite 2000, Houston, Texas 77046.

   The Company conducts its business from over 200 facilities, substantially all of which are leased under agreements with remaining terms up to 14 years from the date hereof on terms the Company believes to be commercially reasonable. A majority of the Company's facilities are leased from certain former shareholders (or entities controlled by certain former shareholders) of its subsidiaries. The provisions of the leases are on terms the Company believes to be at least as favorable to the Company as could have been negotiated by the Company with unaffiliated third parties. The Company believes the owned and leased facilities are adequate to serve its current level of operations.

   The Company's vehicle fleet consists of approximately 10,500 owned or leased service trucks, vans and support vehicles, representing the fifteenth-largest commercial fleet in the United States. The Company believes these vehicles are well-maintained, ordinary wear and tear excepted, and are adequate for the Company's current operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   Encompass did not submit any matter to a vote of its security holders during the fourth quarter of 2001.

Item 4A. Executive Officers of the Registrant.

   The following table sets forth certain information concerning the executive officers of Encompass as of March 1, 2002:

          Name           Age                              Position
          ----           ---                              --------
J. Patrick Millinor,
 Jr. ...................  56 Chairman of the Board; Director
Joseph M. Ivey..........  43 President and Chief Executive Officer; Director
Henry P. Holland........  53 Executive Vice President and Chief Operating Officer
Darren B. Miller........  42 Senior Vice President, Chief Financial Officer
Daniel W. Kipp..........  42 Senior Vice President, Chief Information and Administrative Officer
Gray H. Muzzy...........  48 Senior Vice President, General Counsel and Secretary
L. Scott Biar...........  39 Vice President, Chief Accounting Officer
Todd Matherne...........  47 Vice President, Treasurer
James Cocca.............  46 Senior Vice President--Operations
Patrick L. McMahon......  53 Senior Vice President--Operations
Ray Naizer..............  49 Senior Vice President--Operations
James L. Phillips.......  40 Senior Vice President--Operations
Steven A. Bate..........  39 Vice President--Operations
William Hill............  49 Vice President--Operations

   J. Patrick Millinor, Jr. became Chairman of the Board of Encompass in February 2000. In October, 2000, Mr. Millinor assumed the status of a non-executive Chairman. He previously served as Chief Executive Officer of Encompass from April 1997 to February 2000 and as President from October 1996 to August 1997. He has also been a director of Encompass since October 1996. From September 1994 to October 1996, Mr. Millinor worked directly for Gordon Cain, a significant stockholder in Encompass, assisting in the formation and management of Agennix Incorporated and Lexicon Genetics, two biotechnology companies. He currently serves as a director of Agennix Incorporated, Applied Veterinary Systems, Inc. and Haelan Health(R) Corporation.

   Joseph M. Ivey became President and Chief Executive Officer and a director of Encompass in February 2000. Prior to the Merger, he served as President and Chief Executive Officer of Building One from February 1999 to February 2000. He also served as a Director of Building One from October 1998 to February 2000. From September 1998 to February 1999, Mr. Ivey served as the President of the Building One mechanical group. Prior to joining Building One, Mr. Ivey served as the Chairman and Chief Executive Officer of Encompass Mechanical Services Southeast, Inc. (formerly known as Ivey Mechanical Company, Inc.), a mechanical services company and wholly-owned subsidiary of Encompass acquired by Building One in 1998. Mr. Ivey also serves as a Trustee of Freed-Hardeman University.

   Henry P. Holland became Executive Vice President and Chief Operating Officer of Encompass in October 2000. Previously, he served as President and Chief Operating Officer of Metamor Worldwide (now PSINet Consulting Solutions) from June 1999 to June 2000 when the company was sold to PSI Net. Prior to joining Metamor, Mr. Holland served as Executive Vice President of Landmark Graphics, a leading supplier of decision-making software and services for the oil and gas industry, from 1994 to 1999.

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

   L. Scott Biar became Vice President and Chief Accounting Officer of Encompass in August 2000. From June 1998 to June 2000, Mr. Biar was Vice President and Corporate Controller of Corporate Brand Foods America. From May 1991 through June 1998, Mr. Biar served in various senior financial roles with Weatherford International, Inc., most recently as Corporate Controller. Mr. Biar is a Certified Public Accountant.

   Todd Matherne became Vice President and Treasurer of Encompass in January 2001. During 2000, he was co-founder and advisor to US Farm and Ranch Supply Company, Inc. From April 1995 to December 1999, Mr. Matherne served in senior financial and operations roles with Service Corporation International, most recently as Senior Vice President, Treasurer and Interim Chief Financial Officer.

   James L. Cocca became Senior Vice President--Operations of Encompass in October 2001. Mr. Cocca was Chief Operating Officer of Encompass' Electrical Technologies Group from November 2000 to October 2001. He held the position of President of Schindler Elevator Corporation (formerly Westinghouse Elevator) from January 1996 to November 2000 with responsibility for North American Operations.

   Patrick L. McMahon became Senior Vice President--Operations of Encompass in October 2001. Mr. McMahon was Chief Operating Officer--Mechanical Services Group of Encompass from August 2001 to October 2001. He served as President-- Industrial Services Group of Encompass from February 2000 to August 2001. From July 1999 to February 2000, he was Executive Vice President and Chief Operating Officer of the Industrial Business Unit of Building One's Mechanical and Electrical Group. From October 1998 to July 1999, Mr. McMahon was a management consultant with respect to outsourcing maintenance operations and served as President and Chief Operating Officer of Professional Services Group, a subsidiary of Air & Water Technologies, between May 1995 and October 1998.

   Ray Naizer became Senior Vice President--Operations of Encompass in October 2001. He was President--Electrical Technologies Group of Encompass from April 2001 to October 2001. Previously, Mr. Naizer served as President of Encompass Electrical Technologies of Texas, Inc. (formerly Walker Engineering, Inc.), a wholly-owned subsidiary of Encompass acquired by Building One in 1998, from December 2000 to March 2001. Mr. Nazier previously served as Executive Vice President of Operations of Encompass Electrical Technologies of Texas, Inc. for more than five years.

   James L. Phillips became Senior Vice President--Operations of Encompass in October 2001. Previously, Mr. Phillips served as Vice President of Operations of NetVersant Solutions from May 2000 to October 2001. From November 1998 to May 2000, he was Co-Founder and Executive Vice President of East Coast Concepts, a system integration alliance partner to GE Capital Corporation. From 1996 to November 1998, he was Executive Vice President of GE Capital Leverage Procurement Program.

   Steven A. Bate became Vice President--Operations in March 2002. Mr. Bate was Vice President-Integration of Encompass from November 2000 to March 2002. Previously, Mr. Bate served as an operations finance consultant to NetVersant Solutions from July 2000 to October 2000. From October 1999 to April 2000, he served as Vice President-Operations of Metamor Worldwide (now PSINet Consulting Solutions). From September 1998 to October 1999, Mr. Bate served as Chief Financial Officer of Insource Management Group, a private consulting services firm. Previously, he served as Vice President-Independent Business Units for Landmark Graphics.

   William Hill became Vice President--Operations in December, 2001. Previously, Mr. Hill served as Vice President-Operations of Building One Service Solutions, Inc., a wholly-owned subsidiary of Encompass acquired by Building One in 1998, from January 2000 to December 2001. From October 1998 to January 2000, Mr. Hill served in various capacities with Building One Service Solutions, Inc., including Regional President and Director of Operations. Mr. Hill previously served as Director of Operations for SPC Contract Management, a janitorial services contract management company, for more than 22 years.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Common Stock of Encompass is listed for trading on the New York Stock Exchange (the "NYSE") under the symbol "ESR." The following table sets forth the range of high and low sales prices for the Common Stock on the NYSE for the periods indicated. For the period prior to the Merger in the first quarter of 2000, the prices shown are those of GroupMAC shares:

                                                                    High   Low
                                                                   ------ -----
Year ended December 31, 2000
1st quarter....................................................... $10.63 $5.75
2nd quarter.......................................................   7.44  4.63
3rd quarter.......................................................   8.25  4.75
4th quarter.......................................................   8.00  3.25


Year ended December 31, 2001
1st quarter....................................................... $ 6.69 $4.50
2nd quarter.......................................................   9.80  3.95
3rd quarter.......................................................   8.95  2.80
4th quarter.......................................................   3.75  1.23

   As of February 28, 2002, the market price of the Company's Common Stock was $2.23, and there were 704 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of the Common Stock.

Dividends

   Encompass has not paid a dividend on the Common Stock since its incorporation and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings to finance the expansion of its business, to repay indebtedness and for general corporate purposes. In addition, the Company's bank credit facility and the indenture relating to the Company's 10 1/2% Senior Subordinated Notes restrict the Company's ability to pay dividends on the Common Stock. In addition, the holders of the Convertible Preferred Stock must approve payment of dividends on the Common Stock in excess of five percent of the value of the Common Stock during any twelve-month period.

   Under the terms of Encompass' 7.25% Convertible Preferred Stock, the holders of the Convertible Preferred Stock are entitled to receive in the aggregate dividends of approximately $21.8 million per year, payable quarterly. However, Encompass has the option, until February 22, 2003, of deferring the payment of dividends on the Convertible Preferred Stock without any adverse consequences other than a compounding of the dividends payable in the future. Encompass has elected to defer the payment of the dividends payable to date and that would otherwise be payable on March 31, 2002. The Company's amended bank credit facility prohibits the payment of such dividends in cash until certain financial ratios are achieved.

   Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operating results, financial condition, capital requirements, expansion plans, level of indebtedness, contractual restrictions with respect to the payment of dividends and such other factors as the Board of Directors deems relevant.

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

   As discussed in Notes 1 and 3 of Notes to Consolidated Financial Statements, the financial results for periods prior to the Merger on February 22, 2000 reflect the historical results of Building One. Per share results for such periods presented below have been adjusted to reflect the 1.25 exchange ratio applied in the Merger. Since Building One was formed in late 1997, the financial data for 1997 presented below reflect only the operating results of three businesses acquired by Building One in 1998 under the pooling-of-interests method of accounting.

                                  For the Years Ended December 31,
                          ---------------------------------------------------
                             2001        2000        1999      1998    1997
                          ----------  ----------  ---------- -------- -------
                                (in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues................. $3,904,735  $3,982,266  $1,772,584 $809,601 $70,101
Gross profit.............    616,883     707,196     353,467  173,376  11,244
Selling, general and
 administrative
 expenses................    454,769     441,757     203,962   99,807  11,771
Provision for doubtful
 accounts................     37,359       6,988         766      732       5
Amortization of goodwill
 and other intangible
 assets..................     36,919      33,339      16,004    7,653      --
Other operating costs....         --      20,000       8,020       --      --
                          ----------  ----------  ---------- -------- -------
Operating income (loss)
 ........................     87,836     205,112     124,715   65,184    (532)
Income (loss) from
 continuing operations...    (13,692)     59,688      53,062   47,463   1,443
Income (loss) before
 extraordinary loss......    (51,126)     63,353      53,062   47,463   1,443
Net income (loss)........    (51,126)     55,296      53,062   47,463   1,443
Convertible preferred
 stock dividends.........    (20,612)    (16,568)         --       --      --
                          ----------  ----------  ---------- -------- -------
Net income (loss)
 available to common
 shareholders............ $  (71,738) $   38,728  $   53,062 $ 47,463 $ 1,443
                          ==========  ==========  ========== ======== =======
Income (loss) from continuing
 operations per share:
  Basic.................. $     (.54) $      .73  $     1.28 $    .95 $   .20
  Diluted................ $     (.54) $      .71  $     1.21 $    .93 $   .20
Net income (loss) per
 share:
  Basic.................. $    (1.12) $      .65  $     1.28 $    .95 $   .20
  Diluted................ $    (1.12) $      .63  $     1.21 $    .93 $   .20
Weighted average shares
 outstanding:
  Basic..................     63,845      59,234      41,538   49,885   7,104
  Diluted................     63,845      61,089      46,406   51,161   7,332

                                           As of December 31,
                          ----------------------------------------------------
                             2001       2000       1999       1998      1997
                          ---------- ---------- ---------- ---------- --------
                                             (In thousands)
BALANCE SHEET DATA:
Cash and cash
 equivalents............. $   20,572 $   10,094 $   17,085 $  213,096 $528,972
Working capital..........    324,236    491,335    220,431    307,390  528,235
Total assets.............  2,401,326  2,697,882  1,313,754  1,043,922  539,159
Total debt...............    814,814    967,411    600,178      5,454    3,232
Mandatorily redeemable
 convertible preferred
 stock...................    289,621    269,009         --         --       --
Shareholders' Equity.....    676,112    763,875    428,757    837,537  529,480

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the consolidated financial statements of Encompass Services Corporation ("Encompass", or the "Company") and notes thereto, included elsewhere herein. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the forward-looking statements. See "Forward Looking Statements" and "Risk Factors".

Introduction

   Encompass is one of the largest providers of facilities services in the United States. The Company provides electrical and mechanical contracting services and cleaning and maintenance management services to commercial, industrial and residential customers nationwide, including construction, installation and maintenance. On February 22, 2000, the shareholders of GroupMAC and Building One approved the Merger of the two companies. In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation.

   GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquiror and, accordingly, the Merger was accounted for as a "reverse acquisition". Under this method of accounting, Encompass' historical results for periods prior to the Merger are the same as Building One's historical results. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the Merger.

   Encompass operates in three reportable segments: Commercial/Industrial Services, Residential Services and Cleaning Systems. See Note 13 of Notes to Consolidated Financial Statements for a description of each of these reportable segments.

Critical Accounting Policies

   The Company's significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements. Management believes that the Company's most critical accounting policy is in accounting for long-term construction contracts. Determining the points at which revenue should be recognized as earned and costs should be recognized as expenses is a major accounting issue common to all businesses engaged in the performance of long-term construction contracts. The Company uses the percentage-of-completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Each of the Company's business units calculates the percentage-of-completion of each contract by dividing the costs incurred to date by the estimated total contract costs at completion (the "cost-to-cost" method). This percentage is then applied to the estimated total contract value (the total amount of revenue expected to be realized from the contract) in order to calculate the amount of revenue to be recognized to date on each contract. Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total contract value.

   Percentage-of-completion accounting requires considerable reliance on estimates in determining revenues, costs, profit margins and the extent of progress toward completion on a contract-by-contract basis. Uncertainties inherent in the performance of contracts generally include labor availability and productivity, job conditions, material cost, change order scope and pricing, final contract settlements and other factors. These uncertainties are evaluated continually for each contract, and the impact of changes in estimates of total contract costs, total contract value, and other factors are reflected in the consolidated financial statements in the period in which the revisions are determined.

   Company business units enter into contracts primarily through competitive bids, with the final terms and prices often negotiated with the customer. Although the pricing terms and conditions of contracts vary considerably, most of these contracts are known as "fixed-price" (or "lump-sum") contracts, in which the business unit essentially agrees to perform all acts under the contract for a stated price. Company business units also enter into "cost-plus" contracts (costs incurred plus a stated mark-up percentage or a stated fee) and "time-and-materials" contracts (stated hourly labor rate plus the cost of materials). Fixed-price contracts inherently contain higher risk of loss than the other contract types, but management believes that the Company is generally able to achieve higher gross profit margins on fixed-price contracts as a result of the expertise and experience of its business units in bidding and job performance. No assurance can be given, however, that the Company will not incur significant job losses on contracts in the future.

   The Company recognizes maintenance, repair and replacement revenues, including cleaning and maintenance management services, as services are performed. Service contract revenue is recognized ratably over the life of the service contract. The Company accounts for revenues from fixed price installation and retrofit contracts on a percentage-of-completion basis using the cost-to-cost method.

   Cost of services consists primarily of salaries, wages, benefits and insurance of service and installation technicians, project managers and other field support employees; materials, components, parts and supplies; engineered equipment; subcontracted services; depreciation; fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for management, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

   Accounts receivable collectibility represents another significant accounting policy. Company business units grant credit, generally without collateral, to their customers, which primarily include general contractors, property owners and developers, governmental agencies, educational and medical institutions, and commercial and industrial companies in a variety of industries. The Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company is entitled to payment for work performed and often has certain lien rights that can be attached to the work performed. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when future collection is considered doubtful. Historically, receivables collectibility has not been a significant issue in the facilities service industry, particularly with respect to new construction. However, the Company recorded provisions for bad debts totaling $37.4 million from continuing operations during 2001, compared to $7.0 million in 2000. The significant increase is primarily attributable to the collapse of the telecommunications industry discussed below and, to a lesser extent, the general economic downturn which contributed to financial difficulties of certain customers outside the technology sector.

   Included in the Company's customer base are a number of companies involved in the telecommunications industry, including fiber-optic network companies, wireless phone companies and high-speed Internet providers. During 2001, many companies in the telecommunications sector, including some of the Company's customers, experienced a dramatic reduction in the amount of new capital available to them, upon which certain of them are reliant to successfully achieve their business plans. Consequently, the Company has experienced slower payment from certain customers, several of which have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company provided allowances of $27.8 million in continuing operations and $17.7 million in the discontinued Global Technologies operations to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility.

   On September 25, 2001, the Company announced its decision to cease operations of its Global Technologies segment effective September 30, 2001. With the exception of some minor job wrap-up and receivables collection, substantially all of these operations have been terminated as of December 31, 2001. The shutdown of these operations represents the disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, the amounts disclosed herein have been restated to reflect the historical, after-tax results of these operations as "Income (loss) from discontinued operations, net of tax". In connection with the decision to discontinue these operations, a charge of $26.5 million, net of the related income tax benefit of $7.8 million, was recorded in 2001 to provide for the estimated costs of disposal of these operations. Such estimated costs of disposal primarily consist of the write-off of non-deductible, unamortized goodwill of $12.0 million, net facility and equipment lease obligations of $12.4 million, net asset writedowns of $3.8 million and estimated net operating losses and severance costs incurred subsequent to September 30, 2001 of $6.1 million. See Note 16 of Notes to Consolidated Financial Statements for further discussion.

Results of Operations

Year ended December 31, 2001 compared to Year ended December 31, 2000

   Operating results for the years ended December 31, 2001 and 2000 are summarized as follows (in millions):

                                           Year ended          Year ended
                                       December 31, 2001   December 31, 2000
                                       ------------------- -------------------
                                                 Operating           Operating
                                       Revenues   Income   Revenues   Income
                                       --------  --------- --------  ---------
Commercial/Industrial Services........ $3,297.8    $88.0   $3,442.1   $220.9
Residential Services..................    331.2     30.3      287.6     30.3
Cleaning Systems......................    293.1     17.7      265.2     16.6
Corporate and other...................       --    (11.3)        --     (9.4)
Amortization of goodwill and other
 intangibles assets...................       --    (36.9)        --    (33.3)
Merger and related charges and costs
 to exit certain activities and
 related costs........................       --       --         --    (20.0)
Eliminations..........................    (17.4)      --      (12.6)      --
                                       --------    -----   --------   ------
  Total............................... $3,904.7    $87.8   $3,982.3   $205.1
                                       ========    =====   ========   ======

   Segment Results. Commercial/Industrial Services Group revenues decreased 4% to $3,297.8 million in 2001 compared to 2000, despite the inclusion for the full year of the GroupMAC operations acquired in February 2000, primarily as a result of the decline in revenues from the technology and telecommunications sector and the general economic slowdown. Commercial/Industrial Services operating income decreased 60% to $88.0 million in 2001 compared to 2000, primarily as a result of increased pricing pressures on projects as a result of deteriorating economic conditions, a greater than normal level of losses recorded on certain fixed-price projects, reduced levels of work done for customers in the higher margin technology and telecommunications sector, and significant provisions for doubtful accounts largely attributable to telecommunications customers. Residential Services Group revenues increased 15%, reflecting a full year of the GroupMAC operations acquired in the February 2000 Merger. Residential Services operating income remained flat at $30.3 million, reflecting increased price competition in certain new construction markets. Cleaning Systems Group revenues increased 11% to $293.1 million and operating income increased 7% to $17.7 million, primarily as a result of an increased volume of national service contracts.

   Revenues. Revenues decreased $77.5 million, or 2%, to $3,904.7 million for the year ended December 31, 2001 from $3,982.3 million for the year ended December 31, 2000. The decrease is primarily attributable to decreases in revenues from technology and telecommunications customers in the West and Southwest regions of the Company's Commercial/Industrial Services Group partially offset by the inclusion of a full year of the GroupMAC businesses, which were acquired in the February 22, 2000 Merger, and an 11% increase in Cleaning Systems Group revenues.

   Gross profit. Gross profit decreased $90.3 million, or 13%, to $616.9 million for the year ended December 31, 2001 from $707.2 million for the year ended December 31, 2000. This decrease in gross profit is primarily due to increased pricing pressures on projects as a result of deteriorating economic conditions, a greater than normal level of losses recorded on certain fixed-price projects and reduced levels of work done for customers in the higher margin technology and telecommunications sectors.

   Gross profit margin decreased to 15.8% for the year ended December 31, 2001 compared to 17.8% for the year ended December 31, 2000. This decline is primarily attributable to the lower volume of technology projects in 2001 which tend to be higher margin, increased price competition as a result of general economic weakness, and the increased job losses on fixed-price projects mentioned above.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.0 million, or 3%, to $454.8 million for the year ended December 31, 2001 from $441.8 million for the year ended December 31, 2000. The increase in these expenses is primarily attributable to the inclusion of the GroupMAC operations for a full year of activity, partially offset by integration-related cost savings. As a percentage of revenues, selling, general and administrative expenses increased to 11.6% for the year ended December 31, 2001 from 11.1% for the year ended December 31, 2000. This increased percentage is primarily the result of increased costs to support the Company's branding, cross selling, training and internal growth initiatives, partially offset by integration-related cost savings.

   Provision for doubtful accounts. Provision for doubtful accounts increased $30.4 million to $37.4 million for the year ended December 31, 2001 from $7.0 million for the year ended December 31, 2000. This increase is primarily attributable to $27.8 million in charges recorded in 2001 to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets for the year ended December 31, 2001 increased $3.6 million, or 11%, to $36.9 million from $33.3 million for the year ended December 31, 2000. This increase primarily relates to the GroupMAC businesses that were acquired in the Merger and the impact of payments under contingent consideration agreements relating to previously acquired companies.

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

   Other income (expense). Other income (expense) primarily includes net interest expense of $83.3 million for the year ended December 31, 2001, reflecting a $3.9 million decrease from the year ended December 31, 2000. Average debt balances outstanding were higher during 2001 as compared to 2000 due primarily to debt incurred in connection with the Merger in February 2000. Despite the higher average debt balance, net interest expense was lower as a result of lower prevailing interest rates during the year ended December 31, 2001 as compared to 2000.

   Income tax provision. As a result of lower earnings before taxes, the income tax provision decreased $41.2 million to $16.5 million for the year ended December 31, 2001 from $57.7 million for the year ended December 31, 2000. The effective tax rate exceeds the statutory rate due primarily to non-deductible goodwill amortization. See Note 6 of Notes to Consolidated Financial Statements included herein.

   Income (loss) from discontinued operations, net of tax. The Company recorded a loss from the discontinued Global Technologies segment, net of tax, of $10.9 million for the year ended December 31, 2001 compared to income from discontinued operations, net of tax, of $3.7 million for the prior year period. The loss in the year ended December 31, 2001 is due primarily to charges totaling approximately $14.0 million to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility and to lower volumes of work with customers in the technology and telecommunications sectors as projects were delayed or canceled due to the inability of many customers to access capital required to fund such projects.

   Loss on disposal of discontinued operations, net of tax. The loss on disposal of the discontinued Global Technologies segment of $26.5 million, net of related income tax benefit of $7.8 million, primarily consists of the write-off of non-deductible, unamortized goodwill of $12.0 million, net facility and equipment lease obligations of $12.4 million, net asset writedowns of $3.8 million and estimated net operating losses and severance costs incurred subsequent to September 30, 2001 of $6.1 million.

   Extraordinary loss, net. The net of tax extraordinary loss of $8.1 million for the year ended December 31, 2000 relates to the write-off of deferred debt issuance costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were repaid in connection with the Merger.

Year ended December 31, 2000 compared to Year ended December 31, 1999

   Operating results for the years ended December 31, 2000 and 1999 are summarized as follows (in millions):

                                           Year ended          Year ended
                                       December 31, 2000   December 31, 1999
                                       ------------------- -------------------
                                                 Operating           Operating
                                       Revenues   Income   Revenues   Income
                                       --------  --------- --------  ---------
Commercial/Industrial Services........ $3,442.1   $220.9   $1,532.7   $135.3
Residential Services..................    287.6     30.3         --       --
Cleaning Systems......................    265.2     16.6      245.8     18.6
Corporate and other...................       --     (9.4)        --     (5.2)
Amortization of goodwill and other
 intangible assets....................       --    (33.3)        --    (16.0)
Merger and related charges and costs
 to exit certain activities and
 related costs........................       --    (20.0)        --       --
Restructuring and recapitalization
 charges..............................       --       --         --     (8.0)
Eliminations..........................    (12.6)      --       (5.9)      --
                                       --------   ------   --------   ------
  Total............................... $3,982.3   $205.1   $1,772.6   $124.7
                                       ========   ======   ========   ======

   Segment Results. Commercial/Industrial Services Group revenues increased 125% to $3,442.1 million in 2000 compared to 1999, primarily as a result of the inclusion of the GroupMAC businesses that were acquired in the Merger. For the same reason, Commercial/Industrial operating income increased 63% to $220.9 million in 2000 compared to 1999. All of the Residential Services Group was acquired from GroupMAC. Cleaning Systems Group revenues increased 8% to $265.2 million as a result of increased volume of regional and national service contracts. Operating income in the Cleaning Systems Group declined $2.0 million to $16.6 million, primarily as a result of increased bad debts and costs incurred to relocate the group headquarters in 2000.

   Revenues. Revenues increased $2,209.7 million, or 125%, to $3,982.3 million for the year ended December 31, 2000 from $1,772.6 million for the year ended December 31, 1999. This increase in revenues is attributable to the following:

  . $1,748.4 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $140.6 million relates to the incremental revenues contributed in the year ended December 31, 2000 by Commercial/Industrial Services Group companies acquired during or subsequent to the year ended December 31, 1999.

  . $301.3 million relates to internal growth in the Commercial/Industrial Services Group. This increase primarily relates to volume increases in the Midwest, California, Arizona, Colorado and Texas markets.

  .   $19.4 million relates to internal growth in the Cleaning Systems Group.

   Gross profit. Gross profit increased $353.7 million, or 100%, to $707.2 million for the year ended December 31, 2000 from $353.5 million for the year ended December 31, 1999. This increase in gross profit is attributable to the following:

  . $330.5 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $29.3 million relates to the incremental gross profit contributed in the year ended December 31, 2000 by Commercial/Industrial Services Group companies acquired during or subsequent to the year ended December 31, 1999.

  . Partially offsetting the above increases was a $6.1 million decrease in same store results related primarily to the negative impact of job contract losses in the California operations of the Commercial/Industrial Services Group and economic softness in the Southeastern United States.

   Gross profit margin decreased to 17.8% for the year ended December 31, 2000 compared to 19.9% for the year ended December 31, 1999. This decline primarily resulted from the decreased profitability of 11 eliminated business units and from a local management focus on achieving targeted growth levels that drove significant revenue growth at the expense of margin preservation. In addition, management believes that, during the first half of 2000, issues related to the Merger caused a significant amount of distraction among the operating leadership of the Company. In addition, the Merger resulted in a higher proportion of revenues for the year ended December 31, 2000 from mechanical and industrial business units, which traditionally have lower gross margins than electrical business units.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $237.8 million, or 117%, to $441.8 million for the year ended December 31, 2000 from $204.0 million for the year ended December 31, 1999. This increase in these expenses is attributable to the following:

  . $212.4 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $15.4 million relates to the incremental selling, general and administrative expense incurred in the year ended December 31, 2000 by Commercial/Industrial Services Group companies acquired during or subsequent to the year ended December 31, 1999.

  . $10.0 million relates to internal growth in the Commercial/Industrial Services Group and Cleaning Systems Group. This increase primarily relates to supporting the revenue growth in the Texas, California, Arizona and Colorado markets.

   As a percentage of revenues, selling, general and administrative expenses decreased to 11.1% for the year ended December 31, 2000 from 11.5% for the year ended December 31, 1999. This decrease is a result of leveraging corporate, regional and operating unit overhead over a larger revenue base.

   Provision for doubtful accounts. Provision for doubtful accounts increased $6.2 million to $7.0 million for the year ended December 31, 2000 from $0.8 million for the year ended December 31, 1999. This increase is attributable to an increase of $2.7 million related to GroupMAC companies that were acquired in the Merger and same store increases due to higher revenues.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets for the year ended December 31, 2000 increased $17.3 million, or 108%, to $33.3 million from $16.0 million for the year ended December 31, 1999. This increase primarily relates to (i) the GroupMAC businesses that were acquired in the Merger and (ii) the companies acquired during or subsequent to the year ended December 31, 1999.

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

   Other income (expense). Other income (expense) primarily includes net interest expense of $87.2 million for the year ended December 31, 2000, compared to $29.9 million for the year ended December 31, 1999. This change is primarily the result of increased borrowings related to the Merger and other acquisitions.

   Income tax provision. The income tax provision increased $15.7 million to $57.7 million for the year ended December 31, 2000 from $42.0 million for the year ended December 31, 1999. This increase primarily relates to the increased pretax earnings. The increase in the effective tax rate from 44.2% in 1999 to 49.1% in 2000 results primarily from higher non-deductible goodwill amortization as a proportion of pre-tax income.

   Extraordinary loss, net. The net of tax extraordinary loss of $8.1 million for the year ended December 31, 2000 relates to the write-off of deferred debt issuance costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were repaid in connection with the Merger.

Liquidity and Capital Resources

   The Company finances its operations and growth from internally generated funds and borrowings from commercial banks or other lenders. Management anticipates that the Company's cash flow from operations and borrowing capacity under the existing bank credit facilities will be adequate for the Company to fund its normal working capital needs, debt service requirements and planned capital expenditures for 2002. As further discussed below, the Company's financial covenants under its Credit Facility, which are measured as of the end of each fiscal quarter, are expected to remain tight during 2002, particularly through the first half of the year. If the Company anticipates that it will violate any of these financial covenants, it will be necessary to negotiate new terms with its senior lenders or seek other financing alternatives in order to prevent an event of default under the Credit Facility. There can be no assurance that, if required, the Company will be able to successfully negotiate satisfactory new terms with its bank lenders, or that any necessary alternative financing can be secured when needed or on terms deemed acceptable by the Company.

   The Company currently has a $700 million Credit Facility, consisting of approximately $400 million in Term Loans and a $300 million Revolving Credit Facility, increasing to $350 million once certain debt leverage ratios are achieved. Under the Revolving Credit Facility, $106.4 million was outstanding and, after letter of credit commitments, $192.4 million was available for borrowing at February 28, 2002. The Company is currently in compliance with all financial covenants under the Credit Facility. The Company's internal budget indicates that the Company will remain in compliance throughout 2002. However, depending on the Company's actual results of operations and borrowing needs during 2002, the Company could violate one or more of its financial covenants as early as at the end of the first quarter of 2002. To the extent the Company's operational performance meets or exceeds its budget and its debt balances at the end of each fiscal quarter are at or below budgeted levels, the Company would not violate any of its financial covenants.

   Under the Credit Facility, Encompass is required to maintain compliance with the following financial covenants, measured as of the end of each fiscal quarter: (1) a minimum Fixed Charge Coverage Ratio (as defined); (2) a maximum ratio of senior debt to pro forma EBITDA (as defined); (3) a maximum ratio of Funded

Debt (as defined) to pro forma EBITDA (as defined); (4) a minimum amount of Consolidated Net Worth (as defined); and (5) a maximum amount of capital expenditures. In addition, an amendment to the Credit Facility dated November 9, 2001 establishes certain restrictions on the Company's ability to make acquisitions, capital expenditures and investments and requires debt prepayment with future issuances of debt or equity. Such restrictions will generally revert back to those under the original agreement once certain debt leverage ratios are achieved.

   The components of the Company's most restrictive financial covenants under the Credit Facility are summarized below, as such components are defined and calculated pursuant to the Credit Facility (dollars in thousands):

                         Three Months Three Months Three Months  Three Months Twelve Months
                            Ended        Ended         Ended        Ended         Ended
                          March 31,     June 30,   September 30, December 31, December 31,
                             2001         2001         2001          2001         2001
                         ------------ ------------ ------------- ------------ -------------
Fixed Charge Coverage:
 EBITDA.................   $ 64,648     $78,084      $ 21,038      $24,099      $187,869
 Less: Capital
  Expenditures..........    (10,292)     (4,560)      (13,516)      (8,683)      (37,051)
                                                                                --------
  Net Earnings..........                                                        $150,818
                                                                                --------
 Cash Interest Expense..   $ 18,682     $24,560      $ 10,389      $25,399      $ 79,030
 Scheduled Debt
  Payments..............      1,000       1,000         1,000        1,000         4,000
 1/7 of Revolving Credit
  Balance...............                                                          22,753
                                                                                --------
  Total Fixed Charges...                                                        $105,783
                                                                                --------
 Fixed Charge Coverage
  Ratio.................                                                            1.43
                                                                                ========
 Covenant Minimum.......                                                            1.25
                                                                                ========
Senior Debt-to-EBITDA:
 Senior Debt............                                                        $482,801
 EBITDA.................                                                         187,869
                                                                                --------
 Senior Debt-to-EBITDA
  Ratio.................                                                            2.57
                                                                                ========
 Covenant Maximum.......                                                            3.00
                                                                                ========
Funded Debt-to-EBITDA:
 Funded Debt............                                                        $814,814
 EBITDA.................                                                         187,869
                                                                                --------
 Funded Debt-to-EBITDA
  Ratio.................                                                            4.34
                                                                                ========
 Covenant Maximum.......                                                            4.75
                                                                                ========

   Pursuant to the terms of the amended Credit Facility, the applicable covenants during 2002 are as follows:

                                 March 31, June 30, September 30, December 31,
                                   2002      2002       2002          2002
                                 --------- -------- ------------- ------------
Minimum Fixed Charge Coverage
 Ratio..........................   1.20      1.00       1.00          1.05
Maximum Senior Debt-to-EBITDA
 Ratio..........................   3.25      3.75       3.25          3.25
Maximum Funded Debt-to-EBITDA
 Ratio..........................   5.25      5.75       5.25          5.00

   For the years ended December 31, 2001, 2000 and 1999, the Company generated $241.5 million, generated $49.4 million and used $0.5 million of cash from operating activities, respectively. Operating cash flow before changes in working capital and other operating accounts for the year ended December 31, 2001 totaled $106.5 million compared to $141.9 million for the year ended December 31, 2000 and $87.9 million for the year ended December 31, 1999. The decrease in 2001 compared to 2000 is primarily the result of lower profitability levels in 2001. Net changes in working capital and other operating accounts generated $135.0 million in 2001, primarily as a result of management focus on working capital management and a general business slowdown. Changes in operating accounts utilized $92.5 million for the year ended December 31, 2000 and $88.4 million in 1999, primarily to support the growth in the Company's operations in all its business segments.

   For the year ended December 31, 2001, the Company used $53.5 million of cash in investing activities compared to $100.1 million for the year ended December 31, 2000 and $189.1 million for the year ended December 31, 1999. This decrease is primarily the result of a reduction in cash paid for acquisitions, which primarily consisted of payments of earned contingent consideration related to businesses acquired in prior years. Capital expenditures in 2001 totaled $42.1 million, compared to $43.3 million in 2000 and $28.3 million in 1999. Capital expenditures in 2001 primarily consisted of the expansion of facilities in certain markets and the investment in information systems to support the Company's integration and growth initiatives.

   The Company used $167.0 million of cash for financing activities in 2001, primarily representing the repayment of amounts borrowed under the Company's Revolving Credit Facility. In the aggregate, the Company repaid $153.3 million of indebtedness during 2001. Financing activities provided cash of $34.6 million for the year ended December 31, 2000 and used cash of $6.4 million in 1999.

   Borrowings under the amended Credit Facility bear interest at variable rates, ranging from 2.0% to 3.75% over the Eurodollar Rate (as defined in the Credit Facility) and from 0.50% to 2.25% over the Alternate Base Rate (as defined in the Credit Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio.

   The Company has entered into interest rate swap agreements in the aggregate notional amount of $110 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At December 31, 2001, the Company's ratio of fixed rate debt to total debt was 41% and the weighted average interest rate on its total debt was 8.64%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at December 31, 2001, the ratio of fixed rate debt was 52% and the weighted average interest rate on its total debt was 9.19%.

   In April 1999 and June 2001, the Company completed private offerings of $200 million and $135 million, respectively, of 10 1/2% senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009.

   The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company may redeem up to 35% of the outstanding Senior Subordinated Notes with money raised in equity offerings under certain circumstances. Upon a change of control of the Company (as defined in the indenture for the Senior Subordinated Notes), the Company will be required to offer to purchase all of the outstanding Senior Subordinated Notes at 101% of the face amount plus accrued interest. Additionally, the indenture governing the Senior Subordinated Notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of assets or merge or consolidate with another entity.

   Concurrent with the closing of the Merger, affiliates of Apollo Management IV, L.P. ("Apollo") exchanged approximately $106 million of Building One convertible junior subordinated debentures and $150 million of cash for 256,191 shares of the Company's Convertible Preferred Stock. The Convertible Preferred Stock, if not otherwise converted, is redeemable in 2012, and is entitled to receive an annual dividend of 7.25% payable quarterly. Under the terms of the Convertible Preferred Stock agreement, until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated, at the option of the Company. However, the amended
Credit Facility prohibits the payment of cash dividends until certain financial ratios are achieved. The Convertible Preferred Stock is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has appointed three members of the Company's board of directors. If the Company violates certain protective covenants, which include a total debt leverage covenant under the Investors' Rights Agreement, Apollo will have the right to appoint additional directors, such that the Apollo-appointed directors would constitute a majority of the board of directors. This debt leverage covenant differs from the similar covenant included in the Credit Facility and is not as clearly defined. As such, the Company believes it is not conclusive as to whether or not a violation of such covenant has occurred. Regardless, the Company believes there is a substantial probability that the Company will violate this total debt leverage covenant in the first half of 2002. A violation of such total debt leverage covenant will not trigger a right of acceleration of the Company's obligations under any of its debt or preferred stock instruments.

   On May 11, 1999, Building One completed its recapitalization plan under a tender offer, pursuant to which Building One repurchased approximately 30.8 million shares of its common stock and 1.1 million shares of common stock underlying stock options for $564.4 million, including related expenses. This tender offer was primarily funded with proceeds from long-term debt borrowings.

Other Contractual Obligations and Commercial Commitments

   As is common in the facilities services industry, the Company enters into certain off-balance sheet arrangements in the ordinary course of business, including non-cancelable operating leases, letters of credit and surety guarantees. The Company does not own any "special purpose" financing subsidiaries.

   The Company enters into operating leases for many of its facility, vehicle and equipment needs. Such lease arrangements enable the Company to conserve cash by paying monthly lease rental fees for the applicable assets rather than purchasing them. At the end of the lease period, the Company has no further obligation to the lessor. If the Company decides to cancel or terminate a lease prior to the end of its term, the Company is typically obligated to pay the remaining lease payments over the term of the lease, and in certain cases may be allowed to sublet the asset to another party.

   The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain insurance programs or to ensure performance under contracts. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. Generally, a letter of credit is released when the Company has performed its obligations that the letter of credit is securing. To date, the Company has not had a claim made against a letter of credit that resulted in a payment made by an issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future.

   Particularly in connection with larger construction contracts, the Company is often required to post bid or performance bonds issued by a financial institution known as a surety. Such bonds provide a guarantee to the customer that the Company will perform under the terms of the contract and be able to pay its subcontractors and vendors. If the Company was to fail to perform its obligations under the contract, the customer would have the right to demand payment or services from the surety under the bond. The Company would then be obligated to reimburse the surety for any expenses or outlays that it incurred in the matter. The Company believes that it is unlikely that it will be required to fund any material surety claims in the foreseeable future.

   At December 31, 2001, the Company's contractual obligations are summarized as follows (in thousands):

                         Less than
                         one year   2003    2004     2005     2006   Thereafter   Total
                         --------- ------- ------- -------- -------- ---------- ----------
Debt obligations........  $ 4,551  $ 5,613 $ 6,500 $ 94,000 $283,000  $428,250  $  821,914
Convertible Preferred
 Stock..................       --       --      --       --       --   292,799     292,799
Operating leases........   42,633   38,664  31,992   25,582   16,928    74,422     230,221
                          -------  ------- ------- -------- --------  --------  ----------
Total contractual cash
 obligations............  $47,184  $44,277 $38,492 $119,582 $299,928  $795,471  $1,344,934
                          =======  ======= ======= ======== ========  ========  ==========

   In addition, the Company's other commercial commitments expire as follows
(in thousands):

                         Less than
                         one year   2003    2004     2005     2006   Thereafter   Total
                         --------- ------- ------- -------- -------- ---------- ----------
Letters of credit.......  $ 1,083  $   374 $    -- $     -- $     --  $     --  $    1,457
                          =======  ======= ======= ======== ========  ========  ==========

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

   Historically, the construction industry has also been highly cyclical. The level of new construction in the commercial and industrial sectors is affected by, among other things, local and national economic conditions, interest rates, inflationary concerns, levels of corporate and government capital spending, capital market activities and governmental activities at the regional and national levels. Factors impacting the level of new residential construction tend to be regional in nature, and include general employment and personal income levels, the availability and cost of financing for new home buyers and the general economic outlook for a given geographic region.

   The Company performs contracting services related to new construction in a variety of industries including, among others, automotive, heavy industrial, commercial real estate development, residential housing, retail, health care, education, government/institutional, petrochemical refining, data and telecommunications, and sports and entertainment. Consequently, management believes that a temporary slowdown in new construction related to any one of these industries would not likely have a material impact on the Company's financial condition. However, concurrent downturns in new construction in multiple industries or geographic regions, or prolonged slowdowns in specific industries or geographic regions, could have a material adverse impact on the Company's business, including its financial condition, results of operations and liquidity.

Inflation

   Inflation did not have a significant effect on the results of operations for the years ended December 31, 2001, 2000 and 1999.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other

Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recording intangible assets other than goodwill in business combinations, noting that values allocated to dedicated workforce may not be reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized to expense.

   The Company has adopted the provisions of SFAS 141 and is required to adopt SFAS 142 effective January 1, 2002. As of January 1, 2002, the Company will reclassify the unamortized value of its acquired dedicated workforce ($5.6 million) to goodwill. Beginning January 1, 2002, the Company will no longer record goodwill amortization, which totaled $36.9 million in 2001. In addition, the Company will assess whether there is an impairment charge to goodwill as of January 1, 2002. Any impairment charge recognized at January 1, 2002 upon adoption of SFAS 142 will be shown as the cumulative effect of a change in accounting principle in the Company's statement of operations. Any such impairment charge will have no impact on the calculation of financial covenants under the Company's debt agreements.

   The Company is currently evaluating the impact of adopting SFAS 142. Based on a preliminary review of the new standard, management believes the Company will record a non-cash goodwill impairment charge upon adoption, and that the amount of such charge will be significant in relation to the Company's unamortized goodwill balance of approximately $1.3 billion at December 31, 2001. Such charge, however, will not impact cash flow, operating income or compliance with any financial debt covenant.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company is required to adopt the provisions of SFAS 144 effective January 1, 2002. Management believes that the adoption of SFAS 144 will not have a material impact on the Company's results of operations, financial position or cash flows.

Risk Factors

   The Company is currently in compliance with all financial covenants under its primary bank Credit Facility. If the Company anticipates that it will violate any of its financial covenants, it will be necessary to negotiate new terms with its senior lenders or seek other financing alternatives in order to prevent an event of default under the Credit Facility. There can be no assurance that, if required, the Company will be able to successfully negotiate satisfactory new terms with its bank lenders, or that any necessary alternative financing can be secured when needed or on terms deemed acceptable by the Company.

   The Company has a significant amount of debt in relation to its current level of operating income, which could limit the Company's flexibility with respect to obtaining additional financing in the future to fund working capital growth, debt service requirements or other purposes. This level of debt also increases the Company's vulnerability to further adverse economic and industry conditions and higher interest rates, and may place the Company at a competitive disadvantage compared to competitors with less relative indebtedness.

   The Company's ability to satisfy its debt obligations and other cash needs will depend on, among other things, the Company's future operating performance and its ability to refinance or exchange debt when necessary, including the potential issuance of additional common or preferred stock. These factors are, to a large extent, dependent on economic, capital market, competitive and other factors beyond the Company's control. The Company's future operating results are difficult to project and may be affected by a number of factors, including general economic conditions, the level of new construction of commercial and industrial facilities, commercial demand for replacement of electrical, HVAC and plumbing systems, new housing starts, the availability of qualified labor and project management personnel and other factors in areas in which the Company operates.

   Particularly in connection with larger construction contracts, the Company is often required to post bid or performance bonds issued by a financial institution known as a surety. The surety industry has become an unsettled and volatile market in recent months, in the aftermath of certain notable corporate bankruptcies with significant surety exposure, other recent loss exposures and other factors. Collectively, these events have caused certain reinsurers and sureties to reevaluate their committed levels of underwriting and required returns. The ultimate impact of these developments, if any, on the surety market in general, or the Company specifically, cannot be determined at this time. Historically, as needed in the normal course of operations, the Company has been able to secure bid and performance bonds from its two current surety sources. The Company continues to seek opportunities to expand its surety relationships. However, given the uncertainty in the current surety market, there can be no assurance that the Company's available bonding capacity will be sufficient to satisfy its future bonding requirements.

   The Company has grown substantially by acquiring other companies in its industry. The Company's future success depends in part on its ability to integrate the businesses it has acquired and any future businesses it might acquire into one enterprise with a common operating plan. Most of these acquired businesses have recently changed or, in certain cases, are in the process of changing their past operating processes and systems, such as accounting, employment, purchasing, sales, estimating and project management. There can be no assurance that the Company will be able to successfully complete the integration of these businesses.

   As the holder of the Company's Convertible Preferred Stock, Apollo is able to exert significant influence over the election of the Company's directors and matters submitted to shareholders, as well as over the Company's business operations. So long as Apollo beneficially owns at least 25% of the Company's common stock underlying the Convertible Preferred Stock, Apollo has the right to purchase for cash any common stock equivalent that the Company offers in a private placement and the right to preclude the Company from entering into various types of transactions or making certain changes in capital structure or management without Apollo's consent.

   Apollo currently has appointed three members of the Company's board of directors. If the Company violates certain protective covenants, which include a total debt leverage covenant under the Investors' Rights Agreement, Apollo will have the right to appoint additional directors, such that the Apollo-appointed directors would constitute a majority of the board of directors. This debt leverage covenant differs from the similar covenant included in the Credit Facility and is not as clearly defined. As such, the Company believes it is not conclusive as to whether or not a violation of such covenant has occurred. Regardless, the Company believes there is a substantial probability that the Company will violate this total debt leverage covenant in the first half of 2002. A violation of such total debt leverage covenant will not trigger a right of acceleration of the Company's obligations under any of its debt or preferred stock instruments.

   Because of these and other factors, past financial performance should not necessarily be considered an indicator of future performance. Investors should not rely solely on historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarterly variations in operating results, general conditions in the construction industry, analyst recommendations and earnings estimates, or other events.

Forward Looking Statements

   This Annual Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: the level of demand for its services by customers; the availability and cost of capital in certain markets; the level of interest rates which affects demand for the Company's services and its interest expense; working capital requirements; general economic conditions; as well as other factors listed in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   The table below provides scheduled principal payment and fair value information about the Company's market-sensitive financial instruments as of December 31, 2001. The Company's major market risk exposure is interest rate volatility. The Company has entered into interest rate swap agreements in the aggregate notional amount of $110 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All items described below are stated in thousands of U.S. dollars. This information constitutes a "forward looking statement."

                                                                                             Fair Value at
   December 31, 2001:      2002     2003     2004     2005     2006   Thereafter  Total    December 31, 2001
   ------------------     -------  -------  -------  ------- -------- ---------- --------  -----------------
Debt:
Revolving Credit
 Facility...............  $    --  $    --  $    --  $90,000 $     --  $     --  $ 90,000      $ 90,000
 Average rate...........                                                               (a)
Term Credit Facilities..  $ 4,000  $ 4,000  $ 4,000  $ 4,000 $283,000  $ 93,250  $392,250      $392,250
 Average rate...........                                                               (a)
Senior Subordinated
 Notes..................  $    --  $    --  $    --  $    -- $     --  $335,000  $335,000      $217,750
 Average rate...........                                                   10.5%     10.5%
Other Borrowings........  $   551  $ 1,613  $ 2,500  $    -- $     --  $     --  $  4,664      $  4,664
 Average rate...........      9.5%     6.0%     7.5%
Interest Rate Swaps:
Notional amounts--
 variable to fixed......  $20,000  $50,000  $40,000  $    -- $     --  $     --  $110,000      $(6,761)
Average pay rate........      5.5%     6.7%     6.7%      --       --        --       6.5%
Average receive rate
 (b)....................      2.4%     2.4%     2.4%      --       --        --       2.4%

--------
(a) Borrowings under the Revolving Credit Facility and the Term Credit Facilities bear interest at a rate per annum, at the Company's option, of either (i) the Alternate Base Rate plus an applicable margin or (ii) the Eurodollar Rate plus an applicable margin. The Alternate Base Rate is equal to the greater of the Federal Funds Effective Rate or the Prime Rate. The Margin applicable to Alternate Base Rate borrowings ranges from 0.5% to 2.25%, and the Margin applicable to Eurodollar Rate borrowings ranges from 2.0% to 3.75%, depending in each case, on the ratio of Funded Debt to pro forma EBITDA. Prior to November 9, 2001, the Margin applicable to Alternative Base Rate borrowings ranged from 0% to 1.75%, and the Margin applicable to Eurodollar Rate borrowings ranged from 1.0% to 3.25%, depending in each case, on the ratio of Funded Debt to pro forma EBITDA. All capitalized terms are as defined in the Credit Facility. At December 31, 2001, the weighted average interest rates in effect for the Revolving Credit Facility and the Term Credit Facilities, including amortization of related debt issuance costs, were 7.4% and 6.3%, respectively.

(b) Represents weighted average rate at December 31, 2001.

Item 8. Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Encompass Services Corporation:

   We have audited the accompanying consolidated balance sheets of Encompass Services Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and other comprehensive income and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encompass Services Corporation and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 5 to the consolidated financial statements, the Company in 2001 changed its method of accounting for derivative instruments and hedging activities.

KPMG LLP

Houston, Texas
February 19, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders of
Encompass Services Corporation

   In our opinion, the consolidated statements of operations, of shareholders' equity and other comprehensive income and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Encompass Services Corporation and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 12, 2000, except as to Note 13, which is as of March 5, 2002

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (In thousands, except par value)

                                                            December 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                        ASSETS
                        ------
Current Assets:
  Cash and cash equivalents............................ $   20,572  $   10,094
  Accounts receivable, net of allowance of $45,344 and
   $17,270 respectively................................    728,203     969,469
  Inventories..........................................     26,128      32,172
  Costs and estimated earnings in excess of billings on
   uncompleted contracts...............................    101,719     119,997
  Deferred tax assets..................................     19,219      17,296
  Prepaid expenses and other current assets............     25,880      30,266
                                                        ----------  ----------
    Total current assets...............................    921,721   1,179,294
Property and equipment, net............................    124,548     123,945
Goodwill, net..........................................  1,285,625   1,328,884
Other intangible assets, net...........................     13,529      15,905
Deferred debt issuance costs, net......................     19,577      17,039
Other long-term assets.................................     36,326      32,815
                                                        ----------  ----------
    Total assets....................................... $2,401,326  $2,697,882
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Short-term borrowings and current maturities of long-
   term debt........................................... $    4,551  $    5,805
  Accounts payable.....................................    269,226     280,630
  Billings in excess of costs and estimated earnings on
   uncompleted contracts...............................    159,226     208,302
  Accrued compensation.................................     88,578     105,343
  Other accrued liabilities............................     74,915      76,494
  Due to related parties...............................        989      11,385
                                                        ----------  ----------
    Total current liabilities..........................    597,485     687,959
Long-term debt, net of current portion.................    810,263     961,606
Deferred tax liabilities...............................      7,384      11,029
Other long-term liabilities............................     20,461       4,404
Commitments and contingencies
Mandatorily redeemable convertible preferred stock,
 $.001 par value; 50,000 shares authorized; 256 shares
 issued and outstanding................................    289,621     269,009
Shareholders' equity:
  Common stock, $.001 par value; 200,000 shares
   authorized; 63,793 and 63,501 shares outstanding,
   respectively........................................         65          64
  Additional paid-in capital...........................    622,783     624,926
  Retained earnings....................................     67,307     139,045
  Treasury stock, at cost..............................    (10,425)       (160)
  Accumulated other comprehensive loss.................     (3,618)         --
                                                        ----------  ----------
    Total shareholders' equity.........................    676,112     763,875
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,401,326  $2,697,882
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                Year Ended December 31,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Revenues..................................  $3,904,735  $3,982,266  $1,772,584
Cost of services..........................   3,287,852   3,275,070   1,419,117
                                            ----------  ----------  ----------
  Gross profit............................     616,883     707,196     353,467
Selling, general and administrative
 expenses.................................     454,769     441,757     203,962
Provision for doubtful accounts...........      37,359       6,988         766
Amortization of goodwill and other
 intangible assets........................      36,919      33,339      16,004
Merger and related charges................          --       7,800          --
Costs to exit certain activities and
 related costs............................          --      12,200          --
Restructuring and recapitalization
 charges..................................          --          --       8,020
                                            ----------  ----------  ----------
  Operating income........................      87,836     205,112     124,715
Other income (expense):
  Interest income.........................       1,002         859       5,743
  Interest expense........................     (84,311)    (88,101)    (35,618)
  Other, net..............................      (1,674)       (530)        249
                                            ----------  ----------  ----------
Income from continuing operations before
 income tax provision.....................       2,853     117,340      95,089
Income tax provision......................      16,545      57,652      42,027
                                            ----------  ----------  ----------
Income (loss) from continuing operations..     (13,692)     59,688      53,062
Income (loss) from discontinued
 operations, net of tax...................     (10,943)      3,665          --
Loss on disposal of discontinued
 operations, net of tax...................     (26,491)         --          --
                                            ----------  ----------  ----------
Income (loss) before extraordinary loss...     (51,126)     63,353      53,062
Extraordinary loss on debt settlement, net
 of tax...................................          --      (8,057)         --
                                            ----------  ----------  ----------
Net income (loss).........................     (51,126)     55,296      53,062
Less convertible preferred stock
 dividends................................     (20,612)    (16,568)         --
                                            ----------  ----------  ----------
Net income (loss) available to common
 shareholders.............................  $  (71,738) $   38,728  $   53,062
                                            ==========  ==========  ==========
Basic earnings (loss) per share:
  Income (loss) from continuing
   operations.............................  $     (.54) $      .73  $     1.28
  Income (loss) from discontinued
   operations, net of tax.................        (.17)        .06          --
  Loss on disposal of discontinued
   operations, net of tax.................        (.41)         --          --
                                            ----------  ----------  ----------
  Income (loss) before extraordinary
   loss...................................       (1.12)        .79        1.28
  Extraordinary loss on debt settlement,
   net of tax.............................          --        (.14)         --
                                            ----------  ----------  ----------
  Net income (loss).......................  $    (1.12) $      .65  $     1.28
                                            ==========  ==========  ==========
  Weighted average shares outstanding.....      63,845      59,234      41,538
                                            ==========  ==========  ==========
Diluted earnings (loss) per share:
  Income (loss) from continuing
   operations.............................  $     (.54) $      .71  $     1.21
  Income (loss) from discontinued
   operations, net of tax.................        (.17)        .06          --
  Loss on disposal of discontinued
   operations, net of tax.................        (.41)         --          --
                                            ----------  ----------  ----------
  Income (loss) before extraordinary
   loss...................................       (1.12)        .77        1.21
  Extraordinary loss on debt settlement,
   net of tax.............................          --        (.14)         --
                                            ----------  ----------  ----------
  Net income (loss).......................  $    (1.12) $      .63  $     1.21
                                            ==========  ==========  ==========
  Weighted average shares outstanding.....      63,845      61,089      46,406
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

                                 (In thousands)

                            Common Stock
                         ------------------
                                                                            Accumulated
                                            Additional                         Other         Total         Total
                           Shares            Paid-in   Retained  Treasury  Comprehensive Shareholders' Comprehensive
                         Outstanding Amount  Capital   Earnings   Stock        Loss         Equity     Income (Loss)
                         ----------- ------ ---------- --------  --------  ------------- ------------- -------------
BALANCE, December 31,
 1998...................    56,574    $56    $832,503  $47,255   $(41,832)    $  (445)     $837,537
 Shares purchased under
  stock purchase and
  option plans..........       233      1       1,811       --         --          --         1,812
 Common stock issued or
  to be issued in
  acquisitions..........     9,101      9      96,980       --         --          --        96,989
 Cancellation of
  treasury stock........        --     --     (41,832)      --     41,832          --            --
 Repurchase of shares in
  Tender Offer..........   (30,773)   (31)   (562,973)      --         --          --      (563,004)
 Compensation expense
  related to options
  exercised in Tender
  Offer.................        --     --       2,629       --         --          --         2,629
 Unrealized loss on
  marketable securities,
  net of tax of $179....        --     --          --       --         --        (268)         (268)     $   (268)
 Net income.............        --     --          --   53,062         --          --        53,062        53,062
                                                                                                         --------
 Total comprehensive
  income................        --     --          --       --         --          --            --      $ 52,794
                           -------    ---    --------  -------   --------     -------      --------      ========
BALANCE, December 31,
 1999...................    35,135     35     329,118  100,317         --        (713)      428,757
 Shares purchased under
  stock purchase and
  option plans..........       232     --       1,074       --         --          --         1,074
 Common stock issued in
  Merger................    27,909     28     282,404       --         --          --       282,432
 Common stock issued or
  to be issued in other
  acquisitions..........       441      1      13,390       --         --          --        13,391
 Purchase of treasury
  stock.................       (32)    --          --       --       (160)         --          (160)
 Shares received in
  settlement of
  litigation............      (184)    --      (1,060)      --         --          --        (1,060)
 Reclassification
  adjustment, net of tax
  of $476...............        --     --          --       --         --         713           713      $    713
 Net income.............        --     --          --   55,296         --          --        55,296        55,296
 Convertible preferred
  stock dividends.......        --     --          --  (16,568)        --          --       (16,568)
                                                                                                         --------
 Total comprehensive
  income................        --     --          --       --         --          --            --      $ 56,009
                           -------    ---    --------  -------   --------     -------      --------      ========
BALANCE, December 31,
 2000...................    63,501     64     624,926  139,045       (160)         --       763,875
 Shares purchased under
  stock purchase and
  option plans..........       774     --       3,020       --         --          --         3,020
 Common stock issued in
  acquisitions..........     1,129      1      (4,656)      --         --          --        (4,655)
 Purchase of treasury
  stock.................    (1,382)    --          --       --     (9,130)         --        (9,130)
 Treasury stock acquired
  in connection with
  sales of businesses...      (301)    --          --       --     (1,519)         --        (1,519)
 Treasury stock issued
  in acquisitions.......        72     --        (507)      --        384          --          (123)
 Cumulative effect of an
  accounting change, net
  of tax of $912........        --     --          --       --         --      (1,488)       (1,488)     $ (1,488)
 Net losses on interest
  rate swaps, net of tax
  of $2,759.............        --     --          --       --         --      (4,503)       (4,503)       (4,503)
 Reclassification
  adjustments related to
  interest rate swaps,
  net of tax of $1,454..        --     --          --       --         --       2,373         2,373         2,373
 Net loss...............        --     --          --  (51,126)        --          --       (51,126)      (51,126)
 Convertible preferred
  stock dividends.......        --     --          --  (20,612)        --          --       (20,612)
                                                                                                         --------
 Total comprehensive
  loss..................        --     --          --       --         --          --            --      $(54,744)
                           -------    ---    --------  -------   --------     -------      --------      ========
BALANCE, December 31,
 2001...................    63,793    $65    $622,783  $67,307   $(10,425)    $(3,618)     $676,112
                           =======    ===    ========  =======   ========     =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                   Year Ended December 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------  ----------  --------
Cash flows from operating activities:
 Net income (loss).............................  $(51,126) $   55,296  $ 53,062
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Loss (income) from discontinued operations,
   net of tax..................................    10,943      (3,665)       --
  Loss on disposal of discontinued operations,
   net of tax..................................    26,491          --        --
  Extraordinary loss on debt settlement, net of
   tax.........................................        --       8,057        --
  Depreciation and amortization................    73,907      64,484    31,982
  Provision for doubtful accounts..............    37,359       6,988       766
  Provision (benefit) for deferred income
   taxes.......................................     2,579       4,453      (843)
  Other non-cash charges.......................     6,355       6,306     2,978
  Changes in operating assets and liabilities:
  Accounts receivable..........................   149,508    (204,424)  (88,072)
  Costs and estimated earnings in excess of
   billings on uncompleted contracts...........    13,857      (6,326)  (22,504)
  Prepaid expenses and other current assets....    12,712      11,054   (11,567)
  Billings in excess of costs and estimated
   earnings on uncompleted contracts...........   (47,756)     57,212    15,336
  Accounts payable and accrued liabilities.....    (5,952)     64,301    17,512
  Change in other assets and liabilities.......    12,651     (14,350)      809
                                                 --------  ----------  --------
   Net cash provided by (used in) operating
    activities.................................   241,528      49,386      (541)
                                                 --------  ----------  --------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash
  acquired.....................................   (16,872)    (59,617) (161,084)
 Purchases of property and equipment...........   (42,052)    (43,309)  (28,326)
 Proceeds from sales of businesses, property
  and equipment................................     5,447       4,886       584
 Other, net....................................        --      (2,098)     (258)
                                                 --------  ----------  --------
   Net cash used in investing activities.......   (53,477)   (100,138) (189,084)
                                                 --------  ----------  --------
Cash flows from financing activities:
 Net payments on short-term debt...............    (1,003)     (9,869)   (4,907)
 Payments on long-term debt....................  (918,100) (1,462,826)  (46,167)
 Proceeds from long-term debt issuance.........   765,800   1,522,078   630,592
 Payment of debt issuance costs................    (7,522)    (11,952)  (22,467)
 Issuance of preferred stock, net of issuance
  costs........................................        --     146,250        --
 Repurchase and retirement of GroupMAC common
  stock in the Merger..........................        --    (150,000)       --
 Repurchase of common stock in Tender Offer,
  including related expenses...................        --          --  (564,407)
 Purchase of treasury stock....................    (9,130)       (160)       --
 Distribution to minority shareholders.........        --          --      (842)
 Proceeds from issuance of stock under employee
  stock purchase and stock option plans........     2,950       1,074     1,812
                                                 --------  ----------  --------
   Net cash provided by (used in) financing
    activities.................................  (167,005)     34,595    (6,386)
                                                 --------  ----------  --------
Net cash flows provided by (used in)
 discontinued operations.......................   (10,568)      9,166        --
                                                 --------  ----------  --------
Net increase (decrease) in cash and cash
 equivalents...................................    10,478      (6,991) (196,011)
Cash and cash equivalents, beginning of
 period........................................    10,094      17,085   213,096
                                                 --------  ----------  --------
Cash and cash equivalents, end of period.......  $ 20,572  $   10,094  $ 17,085
                                                 ========  ==========  ========
Supplemental Disclosures of Cash Flow
 Information:
 Interest paid.................................  $ 80,032  $   85,146  $ 22,422
 Income taxes paid.............................    16,559      39,820    53,673

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (In thousands, except per share data)

1. BUSINESS AND ORGANIZATION

   Encompass Services Corporation ("Encompass", or the "Company"), a Texas corporation, was formed to build a national company providing mechanical and electrical services in the commercial, industrial and residential markets. On February 22, 2000, the shareholders of Group Maintenance America Corp. ("GroupMAC") and Building One Services Corporation ("Building One") approved a merger of the two companies (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

   The accompanying consolidated financial statements and related notes include the accounts of Encompass and the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

 Principles of Consolidation

   The consolidated financial statements include the accounts of Encompass and its majority owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. The Company's Global Technologies segment was discontinued in September 2001. See Note 16 for further discussion. Certain prior year amounts have been reclassified to conform to the current year presentation.

 Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

   Revenues from construction contracts are recognized on the percentage-of-completion accounting method, measured by the percentage of costs incurred to date to the estimated total costs at completion for each contract (the "cost-to-cost" method). Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to estimated costs and revenues and are recognized in the period in which the revisions are determined. Revenues from work orders are recognized as services are performed. Revenues from service and maintenance contracts are recognized over the life of contracts.

   Receivable balances pursuant to retainage provisions in construction contracts are due upon completion of the contracts and acceptance by the customer. Based upon the Company's experience in recent years with similar contracts, the retention balance at each balance sheet date is generally billed and collected within the subsequent

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

year. The unbilled retainage balance at December 31, 2001 and 2000 was $122,872 and $151,477, respectively, and is included in accounts receivable in the consolidated balance sheets.

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company grants credit, generally without collateral, to its customers, which primarily include general contractors, property owners and developers, governmental agencies, educational and medical institutions, and commercial and industrial companies in a variety of industries. The Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company is entitled to payment for work performed and often has certain lien rights in that work. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when future collection is considered doubtful.

 Financial Instruments

   The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps and short- and long-term debt. At December 31, 2001 and 2000, the Company's 10 1/2% Senior Subordinated Notes had a carrying value, excluding unamortized discount, of $335,000 and $200,000, respectively, and a fair value of $217,750 and $130,000, respectively. The fair value of the Company's interest rate swaps at December 31, 2001 was a liability of $6,761. The Company believes that, with the exception of the 10 1/2% Senior Subordinated Notes, the carrying values of financial instruments on the consolidated balance sheets approximate their fair value. See Note 5.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 Inventories

   Inventories consist primarily of purchased materials, parts and supplies held for use in the ordinary course of business. Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out ("FIFO") basis.

 Property and Equipment

   Property and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. As events or circumstances dictate, the Company reviews the carrying amounts of property and equipment for impairment. The amount of impairment, if any, is measured based on comparing the estimated future undiscounted cash flows associated with the asset to its carrying value.

   Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as other income (expense) in the consolidated statements of operations.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


 Goodwill

   Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets of businesses acquired under the purchase method of accounting. Goodwill is amortized on a straight-line basis over a period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill. The Company reviews the carrying value of goodwill for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. At December 31, 2001 and 2000, accumulated amortization of goodwill was $89,306 and $55,010, respectively.

 Other Intangible Assets

   Other intangible assets represent the portion of purchase price paid in the Merger which has been allocated, based on independent appraisals, to the value of acquired customer lists and the value of dedicated workforces. Costs allocated to these assets are being amortized on a straight-line basis over the remaining estimated useful lives of these assets, as determined principally by the underlying characteristics of customer retention and workforce turnover. The amounts allocated to the value of the customer lists and dedicated workforce at the Merger date are being amortized over 15 years and 5 years, respectively. The Company reviews the carrying value of these intangibles for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. At December 31, 2001 and 2000, accumulated amortization related to other intangible assets was $4,356 and $1,980, respectively.

 Deferred Debt Issuance Costs

   Deferred debt issuance costs relate to the Company's primary credit facility and senior subordinated notes and are amortized to interest expense over the scheduled maturity of the related debt.

 Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", as amended. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the common stock. The Company has also provided the pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

 Warranty Costs

   The Company generally warrants all of its work for a period of one year from the date of installation. A provision for estimated warranty costs is recorded at the time a product is sold or service is rendered based on the historical level of warranty claims and management's estimate of future costs.

 Income Taxes

   The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                   (In thousands, except per share amounts)

tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

 Earnings Per Share

   Basic earnings per share have been calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed considering the dilutive effect of stock options, warrants, the Convertible Preferred Stock and, in 1999, the convertible junior subordinated debentures. See Note 15.

 Other Comprehensive Income

   Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income is attributed to adjustments for unrealized losses, net of tax, on marketable securities available for sale and changes in the fair value of interest rate swap agreements. See Note 5 for further discussion of accounting for interest rate swap agreements.

 New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recording intangible assets other than goodwill in business combinations, noting that values allocated to dedicated workforce may not be reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized to expense.

   The Company has adopted the provisions of SFAS 141 and is required to adopt SFAS 142 effective January 1, 2002. As of January 1, 2002, the Company will reclassify the unamortized value of its acquired dedicated workforce ($5,622) to goodwill. Beginning January 1, 2002, the Company will no longer record goodwill amortization, which totaled $36,919 in 2001. In addition, the Company will assess whether there is an impairment charge to goodwill as of January 1, 2002. Any impairment charge recognized at January 1, 2002 upon adoption of SFAS 142 will be shown as the cumulative effect of a change in accounting principle in the Company's statement of operations. Any such impairment charge will have no impact on the calculation of financial covenants under the Company's debt agreements.

   The Company is currently evaluating the impact of adopting SFAS 142. Based on a preliminary review of the new standard, management believes the Company will record a non-cash goodwill impairment charge upon adoption, and that the amount of such charge will be significant in relation to the Company's unamortized goodwill balance of $1,285,625 at December 31, 2001. Such charge, however, will not impact cash flow, operating income or compliance with any financial debt covenant.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB No. 30, for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company is required to adopt the provisions of SFAS 144 effective January 1, 2002. Management believes that the adoption of SFAS 144 will not have a material impact on the Company's results of operations, financial position or cash flows.

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

   Concurrent with the closing of the Merger, affiliates of Apollo Management, L.P. ("Apollo") exchanged approximately $106,191 of Building One convertible junior subordinated debentures and $150,000 in cash for 256 shares of Encompass Convertible Preferred Stock. See Note 7 for further discussion of the Convertible Preferred Stock. The cash proceeds from the issuance of the Convertible Preferred Stock were used to fund the cash election feature of the Merger discussed above. In connection with the Merger, Apollo received a fee of $2,500.

   Pursuant to the Merger, Encompass entered into a new credit agreement, the proceeds of which were used to repay the existing revolving credit facilities of GroupMAC and Building One, as well as GroupMAC's senior subordinated notes. See Note 5 for further discussion of the credit agreement.

   The allocation of the total consideration to the assets and liabilities of GroupMAC and the resultant goodwill are summarized as follows:

      Estimated fair value of common stock consideration.............. $282,432
      Long-term debt assumed..........................................  407,904
      Other long-term liabilities assumed.............................    7,320
      Transaction costs...............................................    7,358
      Working capital.................................................  (47,807)
      Property and equipment, net and other long-term assets..........  (63,859)
      Intangible asset--value of dedicated workforce..................   (8,878)
      Intangible asset--value of customer list........................   (9,007)
                                                                       --------
      Goodwill........................................................ $575,463
                                                                       ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


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

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
      Revenues........................................... $4,248,569 $3,641,643
      Net income.........................................     69,049     98,666
      Net income available to common shareholders........     49,652     79,269
      Net income per share:
        Basic............................................ $      .76 $     1.21
        Diluted.......................................... $      .75 $     1.16

   Significant pro forma adjustments included in the above amounts consist of
(i) compensation differentials, (ii) goodwill amortization over a period of 40 years, (iii) interest expense as if borrowings outstanding as of March 31, 2000 had been outstanding for the first quarter of 2000 and throughout 1999 at interest rates in effect on March 31, 2000, (iv) the issuance of the Convertible Preferred Stock concurrent with the Merger and (v) federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares issued for the Merger and the acquisitions, including subsequently earned contingent consideration, were outstanding from the beginning of the periods presented. The pro forma results presented above are not necessarily indicative of actual results that might have occurred had the Merger and the acquisitions occurred at the beginning of the period presented.

 Merger and Related Charges

   In connection with the Merger and related transactions, the Company recorded the following costs and expenses related to severance, office closing costs and other related costs:

                                                        Office
                                              Severance Closing  Other   Total
                                              --------- -------  -----  -------
   Total charges.............................  $ 6,100  $1,000   $ 700  $ 7,800
   Non-cash portion..........................       --      --    (400)    (400)
   Payments in 2000..........................   (6,100)   (329)     --   (6,429)
                                               -------  ------   -----  -------
   Accrual at December 31, 2000..............       --     671     300      971
   Payments in 2001..........................       --    (671)   (300)    (971)
                                               -------  ------   -----  -------
   Accrual at December 31, 2001..............  $    --  $   --   $  --  $    --
                                               =======  ======   =====  =======

   The severance and office closing costs relate to the closing of Building One's corporate headquarters in Minneapolis, Minnesota and the resulting consolidation with the GroupMAC corporate office in Houston, Texas. As a result of this plan, the Company incurred severance costs for substantially all of the employees in the Building One corporate office, identified certain assets which were no longer of service and incurred lease termination costs. Severance costs covered 20 employees, all of whom were terminated in 2000.

   In addition, in connection with the Merger, the Company recorded costs of $3,500 related to severance for twelve former GroupMAC employees, all of whom were terminated in 2000. These costs were charged to goodwill, and substantially all amounts were paid during 2000.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


 Costs to Exit Certain Activities and Related Costs

   In connection with the Merger and related transactions, the Company recorded a charge for the shutdown of certain operations, the reorganization of other operations and other costs resulting from the Merger. The following table sets forth a summary of these costs:

      Shutdown of demolition and site preparation operations........... $ 9,800
      Relocation of cleaning systems management offices................   1,600
      Other costs resulting from the Merger............................     800
                                                                        -------
        Total.......................................................... $12,200
                                                                        =======

   The costs related to the shutdown of the demolition and site preparation operations include (i) $5,200 related to obligations under existing jobs in progress, (ii) $2,000 estimated for uncollectible accounts receivable, (iii) $1,100 related to claims against the Company, (iv) $800 for impaired assets and
(v) $700 related to lease termination costs and other expenses. The Company substantially completed the shutdown of these operations during 2001.

   The Company relocated the cleaning systems management offices from January through May 2000. The related costs included (i) $600 for severance and related costs, (ii) $500 for impaired assets, (iii) $300 related to lease termination and related costs and (iv) $200 for other miscellaneous items. Substantially all of these amounts were paid during 2000.

 Other Business Combinations

   The Company has not acquired any businesses since May 2000. In May 2000, the Company acquired a business for cash paid of $10,207 and 296 shares of common stock. The Company assumed approximately $1,518 of debt in this transaction. The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of $9,397.

   During the year ended December 31, 1999, the Company completed 23 business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired businesses from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 5,216 shares of the Company's common stock, $123,380 in cash, including applicable professional fees, and $2,410 of debt assumed. The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of $133,818.

 Contingent Consideration Agreements

   In conjunction with acquisitions, the Company entered into certain contingent consideration agreements which provided for the payment of cash and/or shares of common stock based on the financial performance of such acquired operations during the one- to two-year period immediately following the acquisition. During the years ended December 31, 2001 and 2000, $3,224 and $62,297, respectively, of consideration was recorded to goodwill related to contingent consideration and final purchase price settlements of acquired companies. The cash payable is reflected as due to related parties and the estimated value of the shares to be issued is reflected as additional paid-in capital in the consolidated balance sheet. These common shares to be issued are included in weighted average shares outstanding since the date earned for purposes of computing basic earnings per share and since the later of the date of acquisition or the beginning of the year for purposes of computing diluted earnings per share.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


   During the years ended December 31, 2001 and 2000, $16,872 and $63,030 of cash was paid, respectively, and 1,201 and 145 shares were issued, respectively, related to previously recorded contingent consideration and final purchase price settlements. There are no significant amounts of unearned contingent consideration under these agreements at December 31, 2001.

   A rollforward of the due to related parties balance in the consolidated balance sheets related to the above activity is as follows:

                                                              2001      2000
                                                            --------  --------
   Balance at beginning of year...........................  $ 11,385  $ 10,290
   Balances assumed in the Merger.........................        --    13,207
   Record cash contingent consideration and final purchase
    price settlement......................................     6,476    50,918
   Payments...............................................   (16,872)  (63,030)
                                                            --------  --------
   Balance at end of year.................................  $    989  $ 11,385
                                                            ========  ========

4. CERTAIN BALANCE SHEET ACCOUNTS

 Allowance for Doubtful Accounts

   The following summarizes the activity in the allowance for doubtful accounts:

                                                                2001     2000
                                                               -------  -------
   Balance at beginning of year............................... $17,270  $ 2,976
   Provision for bad debts from continuing operations.........  37,359    6,988
   Provision for bad debts from discontinued operations.......  18,557    1,255
   Allowance balances from acquired companies.................      --   11,427
   Write-off of bad debts, net of recoveries.................. (27,842)  (5,376)
                                                               -------  -------
   Balance at end of year..................................... $45,344  $17,270
                                                               =======  =======

 Costs and Estimated Earnings on Uncompleted Contracts

   The summary of the status of uncompleted contracts is as follows:

                                                          December 31,
                                                     ------------------------
                                                        2001         2000
                                                     -----------  -----------
   Costs incurred on uncompleted contracts.......... $ 3,864,476  $ 3,636,828
   Estimated earnings recognized, net of losses.....     627,496      675,568
                                                     -----------  -----------
                                                       4,491,972    4,312,396
   Less billings to date............................  (4,549,479)  (4,400,701)
                                                     -----------  -----------
                                                     $   (57,507) $   (88,305)
                                                     ===========  ===========
                                                          December 31,
                                                     ------------------------
                                                        2001         2000
                                                     -----------  -----------
   Costs and estimated earnings in excess of
    billings on uncompleted contracts............... $   101,719  $   119,997
   Billings in excess of costs and estimated
    earnings on uncompleted contracts...............    (159,226)    (208,302)
                                                     -----------  -----------
                                                     $   (57,507) $   (88,305)
                                                     ===========  ===========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

 Property and Equipment

   The principal categories and estimated useful lives of property and equipment are as follows:

                                                 Estimated    December 31,
                                                  Useful    ------------------
                                                   Lives      2001      2000
                                                ----------- --------  --------
   Land........................................          -- $  1,596  $  2,264
   Buildings and improvements.................. 20-30 years    9,444    11,363
   Service and other vehicles..................   4-7 years   32,881    35,159
   Machinery and equipment.....................  5-10 years   64,039    54,960
   Office equipment, furniture and fixtures....  5-10 years   66,084    45,915
   Leasehold improvements......................  2-15 years   35,289    23,801
                                                            --------  --------
                                                             209,333   173,462
   Less accumulated depreciation...............              (84,785)  (49,517)
                                                            --------  --------
                                                            $124,548  $123,945
                                                            ========  ========

5. SHORT- AND LONG-TERM DEBT

   Short- and long-term debt consists of the following:

                                                            December 31,
                                                          ------------------
                                                            2001      2000
                                                          --------  --------
   Revolving Credit Facility (7.4% and 9.0%,
    respectively)........................................ $ 90,000  $369,000
   Term loans (6.1% and 8.9%, respectively)..............  294,000   297,000
   Institutional term loan (7.0% and 10.2%,
    respectively)........................................   98,250    99,500
   10 1/2% Senior Subordinated Notes, net of discount....  327,900   196,243
   Other borrowings......................................    4,664     5,668
                                                          --------  --------
                                                           814,814   967,411
   Less: short-term borrowings and current maturities....   (4,551)   (5,805)
                                                          --------  --------
     Total long-term debt................................ $810,263  $961,606
                                                          ========  ========

 Credit Facility

   On February 22, 2000, in connection with the Merger, the Company entered into an $800,000 senior credit facility (the "Credit Facility") and borrowed funds thereunder to repay prior indebtedness of GroupMAC and Building One. The Credit Facility currently includes a revolving credit facility described below expiring in February 2005, a $130,000 term loan, a $170,000 term loan and a $100,000 institutional term loan. Borrowings under the Credit Facility are secured by substantially all assets of the Company. The availability of borrowings under the Credit Facility is subject to the Company's ability to meet certain specified conditions, including compliance with certain financial covenants and ratios measured as of the end of each fiscal quarter. On November 9, 2001, the Company amended the Credit Facility. The amended terms provide for a revolving credit facility of $300,000, increasing to $350,000 once certain debt leverage ratios are achieved. Borrowings under the amended Credit Facility bear interest at variable rates, ranging from 2.0% to 3.75% over the Eurodollar Rate (as defined in the Credit Facility) and from 0.50% to 2.25% over the Alternate Base Rate (as defined in the Credit Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio. In addition, the amendment establishes certain restrictions on the Company's ability to make acquisitions, capital expenditures and investments and requires debt prepayment with future issuances of debt or equity. Such restrictions will generally revert back to those under the original agreement once certain debt leverage ratios are achieved. As of December 31, 2001, the Company also had $1,457 in letters of credit outstanding, and $208,543 available for borrowing under the revolving credit facility.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


   The Company is currently in compliance with all financial covenants under the Credit Facility. If the Company anticipates that it will violate any of its financial covenants, it will be necessary to negotiate new terms with its senior lenders or seek other financing alternatives in order to prevent an event of default under the Credit Facility. There can be no assurance that, if required, the Company will be able to successfully negotiate satisfactory new terms with its bank lenders, or that any necessary alternative financing can be secured when needed or on terms deemed acceptable by the Company.

   Debt issuance costs associated with the Credit Facility totaling $14,229 have been deferred and are being amortized over the five-year, six-year and seven-year terms of the revolving credit facility, the term loans, and the institutional term loan portions of the Credit Facility, respectively. In connection with the amendment of the Credit Facility in November 2001, $1,580 of debt issuance costs related to the Credit Facility deferred prior to the amendment were charged to interest expense. The unamortized portion of debt issuance costs associated with the Credit Facility was approximately $8,451 and $9,980 at December 31, 2001 and 2000, respectively, and is included in deferred debt issuance costs in the consolidated balance sheets.

 10 1/2% Senior Subordinated Notes

   In April 1999, the Company completed a private offering of $200,000 of 10 1/2% senior subordinated notes (the "Senior Subordinated Notes"). In June 2001, the Company completed a private offering of an additional $135,000 of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured and are guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. Borrowings outstanding under the Senior Subordinated Notes are subordinated in all material respects to amounts outstanding under the Credit Facility. The Senior Subordinated Notes were issued at discounts totaling $8,558, which are being amortized to interest expense over the term of the notes. Additionally, debt issuance costs totaling $13,715 incurred in connection with the offerings have been deferred and are being amortized to interest expense over the term of the notes. The unamortized portion of these costs was approximately $11,126 and $7,059 at December 31, 2001 and 2000, respectively, and is included in deferred debt issuance costs in the consolidated balance sheets.

   The fair value of the Senior Subordinated Notes, based on quoted market values, was approximately $217,750 and $130,000 at December 31, 2001 and 2000, respectively.

   The Senior Subordinated Notes are guaranteed by all of the Company's current and future U.S. subsidiaries other than "Unrestricted Subsidiaries" (as defined in the indenture governing the Notes). As of December 31, 2001, there were no "Unrestricted Subsidiaries." These guarantees are full, unconditional and joint and several. In addition, Encompass has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries. Accordingly, no separate financial statements or consolidating information of the guarantor subsidiaries are presented because management believes this information is not material to users of the Company's financial statements.

   The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company may redeem up to 35% of the outstanding Senior Subordinated Notes with money raised in equity offerings under certain circumstances. Upon a change in control of the Company (as defined in the indenture for the Senior Subordinated Notes), the Company will be required to offer to purchase all of the outstanding Senior Subordinated Notes at 101% of the face amount plus accrued interest. Additionally, the indenture governing the Senior Subordinated Notes contains certain covenants relating to, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


   The aggregate maturities of debt as of December 31, 2001 are as follows:

   2002................................................................ $  4,551
   2003................................................................    5,613
   2004................................................................    6,500
   2005................................................................   94,000
   2006................................................................  283,000
   Thereafter..........................................................  421,150
                                                                        --------
                                                                        $814,814
                                                                        ========

 Interest Rate Swap Agreements

   The Company has entered into interest rate swap agreements in the aggregate notional amount of $110,000 to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At December 31, 2001, the Company's ratio of fixed rate debt to total debt was 41% and the weighted average interest rate on its total debt was 8.64%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at December 31, 2001, the ratio of fixed rate debt was 52% and the weighted average interest rate on total debt was 9.19%.

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting treatment. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instruments resulting from hedge ineffectiveness, as defined by SFAS No. 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Company has designated its interest rate swap agreements as cash flow hedges.

   Adoption of SFAS No. 133 at January 1, 2001 resulted in the recognition of approximately $1,488, net of tax effect of $912, of hedging losses included in accumulated other comprehensive loss as the cumulative effect of a change in accounting principle and $2,400 of derivative liabilities which are included in other long-term liabilities in the consolidated balance sheet. During the year ended December 31, 2001, the Company recognized $2,373, net of tax effect of $1,454, in additional interest expense attributable to the difference in the variable interest receivable and fixed interest payable under the interest rate swap agreements. No significant gain or loss from hedge ineffectiveness was required to be recognized. At December 31, 2001, the fair value of the interest rate swap agreements was a liability of $6,761. The Company estimates that approximately $1,800, net of tax, of such amount is expected to be recognized as additional interest expense over the next twelve months as interest

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

costs on the underlying debt are recognized. Amounts were determined as of the balance sheet date based on quoted market values, the Company's portfolio of interest rate swap agreements and the Company's measurement of hedge effectiveness.

6. INCOME TAXES

   Total income taxes are allocated as follows:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
   Income from continuing operations................. $16,545  $57,652  $42,027
   Income (loss) from discontinued operations........  (5,767)   2,093       --
   Loss on disposal of discontinued operations.......  (7,819)      --       --
   Extraordinary loss on debt settlement.............      --   (4,338)      --
   Other comprehensive income (loss).................  (2,217)     476     (179)
                                                      -------  -------  -------
                                                      $   742  $55,883  $41,848
                                                      =======  =======  =======

   Income tax provision attributable to income from continuing operations consists of the following:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
   Current:
     Federal........................................... $11,812 $45,272 $37,960
     State.............................................   2,154   7,927   4,910
                                                        ------- ------- -------
                                                         13,966  53,199  42,870
   Deferred:
     Federal and state.................................   2,579   4,453    (843)
                                                        ------- ------- -------
                                                        $16,545 $57,652 $42,027
                                                        ======= ======= =======

   Total income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income tax provision as a result of the following:

                                                   Year Ended December 31,
                                                   --------------------------
                                                    2001      2000     1999
                                                   -------  --------  -------
   Income from continuing operations before
    income tax provision.........................  $ 2,853  $117,340  $95,089
                                                   -------  --------  -------
   Applicable U.S. federal statutory rate........       35%       35%      35%
                                                   -------  --------  -------
   Tax provision at statutory rate...............      999    41,069   33,281
   Increase (decrease) resulting from:
     State income taxes, net of federal benefit..    1,400     5,128    3,192
     Non-deductible goodwill amortization........   11,024    10,038    5,230
     Non-deductible meals and entertainment......    1,506     1,971      387
     Other, net..................................    1,616      (554)     (63)
                                                   -------  --------  -------
                                                   $16,545  $ 57,652  $42,027
                                                   =======  ========  =======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


   The components of the deferred income tax assets and liabilities are as follows:

                                                               December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Deferred income tax assets:
     Allowance for doubtful accounts........................ $ 11,257  $  6,735
     Inventories............................................      296       976
     Accrued expenses.......................................   16,170    13,834
     Deferred revenue.......................................    2,161     1,974
     Unrealized loss on interest rate swap agreements.......    2,217        --
     Net operating loss carryforward........................      288       308
                                                             --------  --------
       Total deferred income tax assets.....................   32,389    23,827
                                                             --------  --------
   Deferred income tax liabilities:
     Depreciation...........................................   (4,854)   (3,730)
     Completed contract accounting for tax purposes.........   (3,845)   (5,475)
     Amortization of goodwill...............................   (9,547)   (6,683)
     Other..................................................   (2,308)   (1,672)
                                                             --------  --------
     Total deferred income tax liabilities..................  (20,554)  (17,560)
                                                             --------  --------
     Net deferred income tax assets......................... $ 11,835  $  6,267
                                                             ========  ========

   These deferred income tax assets and liabilities are included in the consolidated balance sheets under the following captions:

                                                                December 31,
                                                              -----------------
                                                               2001      2000
                                                              -------  --------
   Deferred tax assets--current.............................. $19,219  $ 17,296
   Deferred tax liabilities--long-term.......................  (7,384)  (11,029)
                                                              -------  --------
                                                              $11,835  $  6,267
                                                              =======  ========

   Management believes it is more likely than not that the Company will have future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded as of December 31, 2001 or 2000.

7. CONVERTIBLE PREFERRED STOCK

   In connection with the Merger, the Company issued 256 shares of 7.25% Convertible Preferred Stock (the "Convertible Preferred Stock") to affiliates of Apollo at a value of $1,000 per share in exchange for $150,000 in cash and all of the outstanding 7 1/2% convertible junior subordinated debentures of Building One (with an aggregate value of approximately $106,191).

   The Convertible Preferred Stock is convertible at the option of the holders into shares of the Company's common stock at any time prior to maturity at a conversion price of $14.00 per common share, subject to adjustment under certain circumstances. Upon their maturity in February 2012, the Company is required to redeem all shares of Convertible Preferred Stock then outstanding at the redemption price per share equal to the Liquidation Amount (defined as the original cost of $1,000 per share plus all accrued and accumulated and unpaid dividends). As of December 31, 2001, the Liquidation Amount was $292,799. The Company has the right

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

to redeem, at any time after February 22, 2005, all, but not less than all, of the shares of Convertible Preferred Stock then outstanding at an amount per share equal to 103% of the Liquidation Amount; this amount declines to 102% after February 22, 2006 and 101% after February 22, 2008. The Convertible Preferred Stock bears a preferred cumulative dividend at the rate of 7.25% per year, payable quarterly. Under the terms of the Convertible Preferred Stock agreement, until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated at the option of the Company. However, the Company's amended Credit Facility (see Note 5) prohibits the payment of cash dividends until certain financial ratios are achieved. At December 31, 2001, accrued dividends were approximately $36,608 and are included in the carrying value of the Convertible Preferred Stock in the consolidated balance sheet. The Company has elected to defer the payment of the dividends payable to date and that would otherwise be payable on March 31, 2002. Holders of the Convertible Preferred Stock are also entitled to share in any dividends the Company may declare on its common stock.

   Holders of the Convertible Preferred Stock are entitled to vote on all matters presented to the holders of common stock. Each share of Convertible Preferred Stock entitles the holder thereof to cast the number of votes such holder would have been entitled to cast had such holder converted such share of Convertible Preferred Stock into shares of common stock (common stock equivalents). As of December 31, 2001, the Convertible Preferred Stock comprised approximately 25% of the voting power of Encompass.

   Convertible Preferred Stock issuance costs of approximately $3,750 are being amortized against retained earnings over the 12-year term of the Convertible Preferred Stock. The unamortized portion of these costs of approximately $3,178 at December 31, 2001 is recorded against mandatorily redeemable convertible preferred stock in the consolidated balance sheets.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has appointed three members of the Company's board of directors. If the Company violates certain protective covenants, which include a total debt leverage covenant under the Investors' Rights Agreement, Apollo will have the right to appoint additional directors, such that the Apollo-appointed directors would constitute a majority of the board of directors. This debt leverage covenant differs from the similar covenant included in the Credit Facility, and is not as clearly defined. As such, the Company believes it is not conclusive as to whether or not a violation of such covenant has occurred. Regardless, the Company believes there is a substantial probability that the Company will violate this total debt leverage covenant in the first half of 2002. A violation of such total debt leverage covenant will not trigger a right of acceleration of the Company's obligations under any of its debt or preferred stock instruments.

8. SHAREHOLDERS' EQUITY

 Common Stock

   The Company has not paid dividends on its common stock since its incorporation and does not anticipate paying dividends on its common stock in the foreseeable future.

   In December 2000, the Board of Directors authorized a stock buyback program, pursuant to which the Company may purchase up to 2,500 shares of its common stock on the open market. As of December 31, 2001, the Company had repurchased 1,414 shares of its common stock under this program for an aggregate cost of $9,290. Under the terms of the amended Credit Facility (see Note 5), the Company is prohibited from making further repurchases of its common stock until certain financial ratios are achieved.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


 Warrants

   The Company has 4,446 shares of common stock reserved for issuance upon exercise of warrants. The warrants have a weighted average exercise price of $16.25 per share. These warrants are currently exercisable. Of these warrants, 1,413 expire on November 25, 2002, 2,438 expire on November 25, 2007 and the remainder expire on various dates ranging from December 2003 to July 2007. The warrants also contain certain rights for registration.

9. STOCK-BASED PLANS

   The Company has a number of stock-based incentive and awards plans in place, which provide the Company the latitude to grant a variety of awards, including stock options, stock appreciation rights ("SARs"), restricted stock awards, performance awards and phantom stock awards, to officers, directors, key employees and other persons working for the Company and its subsidiaries. The plans require that stock options be granted at exercise prices not less than the fair market value of the underlying common stock on the grant date. Stock options vest at varying time periods ranging from six months to four years and expire after five to ten years from the date of grant. At December 31, 2001, stock-based awards equivalent to approximately 3,900 shares were generally available for granting under such plans. There are an additional 4,900 shares available for granting under Building One stock option plans (the "Building One Plans") however, the Company does not intend to issue additional options under the Building One Plans over and above the number of options (approximately 5,800) that were issued and outstanding under the Building One Plans as of the date of the Merger.

   The following is a summary of stock option and warrant activity:

                                              Outstanding       Exercisable
                                           ----------------- -----------------
                                            Number            Number
                                              of    Weighted    of    Weighted
                                           Options  Average  Options  Average
                                             and    Exercise   and    Exercise
                                           Warrants  Price   Warrants  Price
                                           -------- -------- -------- --------
Balance at December 31, 1998..............   8,939   $15.41    4,919   $14.81
Granted...................................   2,216    12.37    1,840    16.00
Exercised.................................  (1,145)   12.14   (1,145)   12.14
Surrendered...............................    (413)   16.10       --       --
                                            ------   ------   ------   ------
Balance at December 31, 1999..............   9,597    15.07    5,614    15.18
Options and warrants assumed in the
 Merger...................................   5,282    12.79    1,908    14.30
Granted...................................   2,050     6.73      641    15.68
Exercised.................................      (5)    3.87       (5)    3.87
Surrendered...............................  (2,125)   13.87       --       --
                                            ------   ------   ------   ------
Balance at December 31, 2000..............  14,799    13.27    8,158    15.02
Granted...................................   1,560     6.08    2,648    11.10
Exercised.................................    (189)    3.74     (189)    3.74
Surrendered...............................    (957)   11.74     (341)   12.99
                                            ------   ------   ------   ------
Balance at December 31, 2001..............  15,213   $12.75   10,276   $14.28
                                            ======   ======   ======   ======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


   A summary of outstanding and exercisable options and warrants as of December 31, 2001 follows:

                                                              Weighted
                                                               Average
                            Weighted              Weighted    Exercise
                            Average                Average    Price of
                             Option   Number of   Remaining  Exercisable  Number of
                              and    Outstanding Contractual   Options   Exercisable
     Range of Option and    Warrant  Options and    Life         and     Options and
        Warrant Prices       Prices   Warrants     (Years)    Warrants    Warrants
     -------------------    -------- ----------- ----------- ----------- -----------
   $ 3.08 to $ 5.00........  $ 3.97       977        5.2       $ 3.66         616
   $ 5.01 to $10.00........    6.95     3,070        7.9         7.44         498
   $10.01 to $15.00........   12.93     4,949        4.6        13.05       3,397
   $15.01 to $20.00........   16.58     5,762        4.5        16.51       5,404
   $20.01 to $20.20........   20.19       455        6.5        20.19         361
                                       ------                              ------
                                       15,213                              10,276
                                       ======                              ======

   The following pro forma data are calculated as if compensation expense for the Company's stock option plans and warrants were determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation":

                               Year Ended           Year Ended         Year Ended
                            December 31, 2001   December 31, 2000  December 31, 1999
                            ------------------  ------------------ ------------------
                               As       Pro        As       Pro       As       Pro
                            Reported   Forma    Reported   Forma   Reported   Forma
                            --------  --------  ------------------ ------------------
   Net income (loss)
    available to common
    shareholders........... $(71,738) $(77,552) $ 38,728  $ 27,693 $ 53,062  $ 45,449
   Net income (loss) per
    share:
     Basic................. $  (1.12) $  (1.21) $   0.65  $   0.47 $   1.28  $   1.10
     Diluted............... $  (1.12) $  (1.21) $   0.63  $   0.45 $   1.21  $   1.05

   The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            2001   2000   1999
                                                            -----  -----  -----
      Dividend yield.......................................    --     --     --
      Expected volatility..................................  75.0%  68.0%  58.2%
      Risk-free interest rate..............................   4.5%   5.1%   5.6%
      Expected lives (years)...............................    10      9      5
      Fair value of options at grant date.................. $2.30  $5.24  $6.81

Employee Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan (the "Purchase Plan"), which permits eligible employees of the Company to purchase shares of common stock at a discount. Employees who elect to participate have amounts withheld through payroll deduction during purchase periods. At the end of each purchase period, accumulated payroll deductions are used to purchase common stock at a price equal to 85% of

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

the market price at the beginning of the period or the end of the period, whichever is lower. Shares purchased under the Purchase Plan are subject to a one-year holding period. During the years ended December 31, 2001, 2000 and 1999, 584, 227 and 195 shares, respectively, were issued pursuant to the Purchase Plan and its predecessor. In 2001, the Company's shareholders approved an increase in the number of shares permitted to be issued under the Purchase Plan from 1,000 to 3,000. As of December 31, 2001, 1,903 shares were available for issuance under the Purchase Plan.

10. EMPLOYEE BENEFIT PLANS

   The Company maintains a defined contribution savings plan (the "Savings Plan"), which is available to most employees after 90 days of service. Employee contributions and employer matching contributions occur at different rates and the matched portions of the funds vest over a one-year period. Company contributions to the Savings Plan and predecessor plans maintained by certain of the Company's subsidiaries totaled approximately $15,300, $14,300 and $5,600 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Certain of the Company's subsidiaries make contributions to union-administered benefit funds, which cover the majority of the Company's union employees. For the years ended December 31, 2001 and 2000, the participant costs charged to operations were approximately $35,346 and $32,302, respectively. Governmental regulations require that, in the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan's unfunded vested benefits, if any. The Company is not aware of any liabilities resulting from unfunded vested benefits related to union-administered benefit plans. The Company does not anticipate withdrawal from the plans, nor is the Company aware of any expected plan terminations.

11. COMMITMENTS AND CONTINGENCIES

   Operating leases for certain facilities, transportation equipment and office equipment expire at various dates through 2015. Certain leases contain renewal options. Minimum future rental payments at December 31, 2001 are as follows:

      2002............................................................. $ 42,633
      2003.............................................................   38,664
      2004.............................................................   31,992
      2005.............................................................   25,582
      2006.............................................................   16,928
      Thereafter.......................................................   74,422
                                                                        --------
                                                                        $230,221
                                                                        ========

   Total rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $78,900, $42,700 and $12,100, respectively (including $9,400, $9,000 and $3,600, respectively, to related parties).

   The Company is involved in various legal actions in the normal course of business. It is not possible to predict the outcome of these matters; however, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company has provided accruals for probable losses and legal fees incurred with respect to certain of these actions.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


12. RESTRUCTURING AND RECAPITALIZATION CHARGES

 Recapitalization charges

   On May 11, 1999, Building One completed its recapitalization plan under a tender offer (the "Tender Offer"), pursuant to which Building One repurchased 30,772 shares of its common stock at $18 per share for cash and 1,104 shares of its common stock underlying stock options at $18 per share less the exercise price per share of the options. In conjunction with the recapitalization, compensation expense of $2,770 ($1,662 after the associated tax benefit) was recognized for stock options exercised and the underlying shares of common stock repurchased by Building One. In addition, $4,323 of costs incurred in connection with the Tender Offer have been reflected as a reduction of shareholders' equity.

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
                                                       ======     ======  ======

   Included in the $5,250 restructuring charge incurred in the second quarter of 1999 are $4,675 of cash costs and $575 in non-cash related costs. The following table is a detailed reconciliation of the restructuring reserve balance reflecting the accruals recorded and payments applied:

                                                                  Lease
                                                        Severance Costs  Total
                                                        --------- -----  ------
   Restructuring accruals recorded in 1999.............  $4,430   $245   $4,675
   Payments............................................  (4,173)  (183)  (4,356)
                                                         ------   ----   ------
   Balance at December 31, 1999........................     257     62      319
   Payments............................................    (257)   (62)    (319)
                                                         ------   ----   ------
   Balance at December 31, 2000........................  $   --   $ --   $   --
                                                         ======   ====   ======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


13. OPERATING SEGMENTS

   The Company modified its internal organizational structure during fiscal 2001, combining the Electrical Technologies, Mechanical Services and Industrial Services businesses into one Commercial/Industrial business aligned geographically. The corresponding segment information for 2000 and 1999 has been restated to conform to the new business segment presentation. The Company's reportable segments are strategic business units that, for the most part, offer products and services to distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. Intersegment transactions are established based on negotiations among the parties at rates generally consistent with those charged to third parties. Intersegment revenues in 1999 were not significant.

   After discontinuing the Global Technologies segment as discussed in Note 16, the Company has three reportable segments: Commercial/Industrial Services, Residential Services and Cleaning Systems. The Commercial/Industrial Services Group provides installation and repair services to the electrical, heating, ventilation and air conditioning ("HVAC"), plumbing, control and monitoring and process piping systems of commercial and industrial facilities. The Residential Services Group provides mechanical, plumbing and other contracting services primarily in single family and low-rise multifamily housing units. The Cleaning Systems Group provides a wide variety of facility cleaning and maintenance management services nationwide. From time to time, management may move business units from one segment to another for management reporting and evaluation purposes.

   The Company evaluates performance based on income from operations before amortization of goodwill and other intangibles, unallocated corporate expenses, merger and related charges, costs to exit certain activities and related costs and restructuring and recapitalization charges. While amortization of goodwill is not considered in evaluating segment performance, the goodwill associated with each segment is included in the total assets of each segment.

   Unallocated corporate expenses primarily include corporate overhead and savings from national purchase agreements relating to materials and property/casualty insurance. Costs related to group and regional management, operational, sales and marketing, accounting and administrative support are included in the operating costs of each segment. Corporate assets primarily include cash, deferred tax assets, deferred debt issuance costs and other intangible assets, certain computer hardware and software, fixed assets related to the Company's corporate office, cost-based investments and miscellaneous non-trade accounts receivable.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


   Segment information is as follows:

                          Commercial/ Residential Cleaning  Corporate/
                          Industrial   Services   Systems  Eliminations   Total
                          ----------- ----------- -------- ------------ ----------
YEAR ENDED DECEMBER 31,
 2001:
Third-party revenues....  $3,280,434   $331,166   $293,135   $     --   $3,904,735
Intersegment revenues...      17,385         18         21    (17,424)          --
                          ----------   --------   --------   --------   ----------
Total revenues..........   3,297,819    331,184    293,156    (17,424)   3,904,735
Operating costs.........   3,209,763    300,913    275,446     (6,142)   3,779,980
                          ----------   --------   --------   --------   ----------
Segment operating
 earnings...............  $   88,056   $ 30,271   $ 17,710   $(11,282)     124,755
                          ==========   ========   ========   ========
Amortization of goodwill
 and other intangible
 assets.................                                                    36,919
                                                                        ----------
Operating income........                                                $   87,836
                                                                        ==========
Capital expenditures....  $   26,902   $  1,115   $  9,536   $  4,499   $   42,052
Depreciation expense....      26,674      2,262      5,152      2,900       36,988
YEAR ENDED DECEMBER 31,
 2000:
Third-party revenues....  $3,429,629   $287,477   $265,160   $     --   $3,982,266
Intersegment revenues...      12,397        151         52    (12,600)          --
                          ----------   --------   --------   --------   ----------
Total revenues..........   3,442,026    287,628    265,212    (12,600)   3,982,266
Operating costs.........   3,221,110    257,308    248,615     (3,218)   3,723,815
                          ----------   --------   --------   --------   ----------
Segment operating
 earnings...............  $  220,916   $ 30,320   $ 16,597   $ (9,382)     258,451
                          ==========   ========   ========   ========
Amortization of goodwill
 and other intangible
 assets.................                                                    33,339
Merger and related
 charges and costs to
 exit certain activities
 and related costs......                                                    20,000
                                                                        ----------
Operating income........                                                $  205,112
                                                                        ==========
Capital expenditures....  $   36,060   $  1,632   $  4,976   $    641   $   43,309
Depreciation expense....      23,365      2,209      4,564      1,007       31,145
YEAR ENDED DECEMBER 31,
 1999:
Third-party revenues....  $1,532,729   $     --   $245,790   $ (5,935)  $1,772,584
Operating costs.........   1,397,430         --    227,116       (701)   1,623,845
                          ----------   --------   --------   --------   ----------
Segment operating
 earnings...............  $  135,299   $     --   $ 18,674   $ (5,234)     148,739
                          ==========   ========   ========   ========
Amortization of goodwill
 and
 other intangible
 assets.................                                                    16,004
Restructuring and
 recapitalization
 charges................                                                     8,020
                                                                        ----------
Operating income........                                                $  124,715
                                                                        ==========
Capital expenditures....  $   16,161   $     --   $ 10,585   $  1,580   $   28,326
Depreciation expense....       9,977         --      3,329      2,672       15,978
TOTAL ASSETS:
As of December 31,
 2001...................  $1,980,868   $148,394   $148,740   $123,324   $2,401,326
As of December 31,
 2000...................   2,255,065    153,813    146,092    142,912    2,697,882
As of December 31,
 1999...................   1,111,341         --    152,614     49,799    1,313,754

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)


14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                          First (a)   Second (b)    Third     Fourth (c)  Full Year (d)
                          ----------  ----------  ----------  ----------  -------------
2001:
Revenues................  $1,015,813  $1,017,686  $  939,489  $  931,747   $3,904,735
Operating income
 (loss).................      46,296      50,259       3,224     (11,943)      87,836
Income (loss) from
 continuing operations..      12,793      16,322     (18,499)    (24,308)     (13,692)
Income (loss) from
 discontinued
 operations.............       1,002      (7,527)     (4,418)         --      (10,943)
Loss on disposal of
 discontinued
 operations.............          --          --     (23,055)     (3,436)     (26,491)
Income (loss) before
 extraordinary loss.....      13,795       8,795     (45,972)    (27,744)     (51,126)
Net income (loss).......      13,795       8,795     (45,972)    (27,744)     (51,126)
Net income (loss)
 available to common
 shareholders...........       8,778       3,688     (51,170)    (33,034)     (71,738)
Earnings per share:
  Basic.................
  Income (loss) from
   continuing
   operations...........  $     0.12  $     0.18  $    (0.37) $    (0.46)  $    (0.54)
  Income (loss) from
   discontinued
   operations...........        0.02       (0.12)      (0.07)         --        (0.17)
  Loss on disposal of
   discontinued
   operations...........          --          --       (0.36)      (0.06)       (0.41)
  Net income (loss).....        0.14        0.06       (0.80)      (0.52)       (1.12)
  Diluted...............
  Income (loss) from
   continuing
   operations...........  $     0.12  $     0.18  $    (0.37) $    (0.46)  $    (0.54)
  Income (loss) from
   discontinued
   operations...........        0.02       (0.12)      (0.07)         --        (0.17)
  Loss on disposal of
   discontinued
   operations...........          --          --       (0.36)      (0.06)       (0.41)
  Net income (loss).....        0.14        0.06       (0.80)      (0.52)       (1.12)
2000:
Revenues................  $  668,317  $1,056,258  $1,134,576  $1,123,115   $3,982,266
Operating income........      15,394      72,153      53,344      64,221      205,112
Income (loss) from
 continuing operations..      (2,285)     27,135      13,979      20,859       59,688
Income from discontinued
 operations.............         768       1,280       1,042         575        3,665
Income (loss) before
 extraordinary loss.....      (1,517)     28,415      15,021      21,434       63,353
Net income (loss).......      (9,574)     28,415      15,021      21,434       55,296
Net income (loss)
 available to common
 shareholders...........     (11,612)     23,657      10,178      16,505       38,728
Earnings per share:
  Basic.................
  Income (loss) from
   continuing
   operations...........  $    (0.10) $     0.35  $     0.14  $     0.25   $     0.73
  Income from
   discontinued
   operations...........        0.02        0.02        0.02        0.00         0.06
  Income (loss) before
   extraordinary loss...       (0.08)       0.37        0.16        0.25         0.79
  Net income (loss).....       (0.26)       0.37        0.16        0.25         0.65
  Diluted...............
  Income (loss) from
   continuing
   operations...........  $    (0.10) $     0.33  $     0.14  $     0.24   $     0.71
  Income from
   discontinued
   operations...........        0.02        0.02        0.02        0.01         0.06
  Income (loss) before
   extraordinary loss...       (0.08)       0.35        0.16        0.25         0.77
  Net income (loss).....       (0.26)       0.35        0.16        0.25         0.63

--------
(a) The first quarter of 2000 includes merger and related charges and costs to exit certain activities and related costs discussed in Note 3 totaling $20,000 or $0.28 per basic and diluted share for the first quarter, and $0.21 and $0.20 per basic and diluted share, respectively, for the full year.
(b) Continuing operations in the second quarter of 2001 includes a provision for doubtful accounts receivable from telecommunication customers of $9,800, or $0.09 per basic and diluted share.
(c) Continuing operations in the fourth quarter of 2001 includes a provision for doubtful accounts receivable from telecommunication customers of $18,000, or $0.18 per basic and diluted share.
(d) The arithmetic total of the individual quarterly net income per share amounts does not reconcile to the annual amount of net income per share in all instances due to the timing of net income in relation to the issuance of common shares during the course of the year.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

15. EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999.

                                                     Year Ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     --------  -------  -------
Basic earnings per share:
  Income (loss) from continuing operations.......... $(13,692) $59,688  $53,062
  Less: convertible preferred stock dividends.......  (20,612) (16,568)      --
                                                     --------  -------  -------
  Income (loss) from continuing operations available
   to common shareholders...........................  (34,304)  43,120   53,062
  Income (loss) from discontinued operations........  (10,943)   3,665       --
  Loss on disposal of discontinued operations.......  (26,491)      --       --
  Extraordinary loss on debt settlement.............       --   (8,057)      --
                                                     --------  -------  -------
  Net income (loss) available to common
   shareholders..................................... $(71,738) $38,728  $53,062
                                                     ========  =======  =======
  Weighted average shares outstanding--Basic........   63,845   59,234   41,538
                                                     ========  =======  =======
  Income (loss) from continuing operations.......... $   (.54) $   .73  $  1.28
  Income (loss) from discontinued operations........     (.17)     .06       --
  Loss on disposal of discontinued operations.......     (.41)      --       --
  Extraordinary loss on debt settlement.............       --     (.14)      --
                                                     --------  -------  -------
  Net income (loss) per share--Basic................ $  (1.12) $   .65  $  1.28
                                                     ========  =======  =======
Diluted earnings per share:
  Income (loss) from continuing operations available
   to common shareholders........................... $(34,304) $43,120  $53,062
  Income (loss) from discontinued operations........  (10,943)   3,665       --
  Loss on disposal of discontinued operations.......  (26,491)      --       --
  Extraordinary loss on debt settlement.............       --   (8,057)      --
                                                     --------  -------  -------
  Net income (loss) available to common
   shareholders.....................................  (71,738)  38,728   53,062
  Plus: interest expense on convertible junior
   subordinated debentures and related amortization
   of debt issuance costs...........................       --       --    3,205
                                                     --------  -------  -------
  Net income (loss) on an as-if converted basis..... $(71,738) $38,728  $56,267
                                                     ========  =======  =======
Weighted average shares outstanding--Diluted........   63,845   61,089   46,406
                                                     ========  =======  =======
  Income (loss) from continuing operations.......... $   (.54) $   .71  $  1.21
  Income (loss) from discontinued operations........     (.17)     .06       --
  Loss on disposal of discontinued operations.......     (.41)      --       --
  Extraordinary loss on debt settlement.............       --     (.14)      --
                                                     --------  -------  -------
  Net income (loss) per share--Diluted.............. $  (1.12) $   .63  $  1.21
                                                     ========  =======  =======
Weighted average shares (in thousands):
  Weighted average shares outstanding--Basic........   63,845   59,234   41,538
  Common stock equivalents from stock options and
   warrants.........................................       --      181      160
  Contingently issuable shares......................       --    1,674      932
  Convertible junior subordinated debentures, on an
   as-if converted basis............................       --       --    3,776
                                                     --------  -------  -------
  Weighted average shares outstanding--Diluted......   63,845   61,089   46,406
                                                     ========  =======  =======
Common stock equivalents excluded from the
 computation of diluted earnings per share due to
 their anti-dilutive effect:
  Convertible Preferred Stock.......................   20,914   19,464       --
  Stock options and warrants........................   15,213   12,464    8,970

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

16. DISCONTINUED OPERATIONS

   On September 25, 2001, the Company announced its decision to cease operations of its Global Technologies segment effective September 30, 2001. With the exception of some minor job wrap-up and receivables collection, substantially all of these operations were terminated as of December 31, 2001. The shutdown of these operations represents the disposal of a business segment under APB No. 30. Accordingly, the consolidated statements of operations have been restated to reflect the historical, after-tax results of these operations as "Income (loss) from discontinued operations, net of tax".

   Revenues from the discontinued Global Technologies segment were $75,750, $117,168 and zero in the years ended December 31, 2001, 2000 and 1999, respectively. Assets and liabilities attributable to the Global Technologies operations were as follows:

                                                                 December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
Current assets................................................. $ 4,394 $48,827
Goodwill and other long-term assets, net.......................     468  14,428
Current liabilities............................................  15,166  39,042
Long-term liabilities..........................................  10,440      --

   In connection with the decision to discontinue these operations, a charge of $26,491, net of the related income tax benefit of $7,819, was recorded in 2001 to provide for the estimated costs of disposal of these operations. This charge is reported under the caption "Loss on disposal of discontinued operations, net of tax" in the consolidated statements of operations. The loss on disposal of discontinued operations primarily consists of the write-off of non-deductible, unamortized goodwill of $11,972, net facility and equipment lease obligations of $12,449, net asset writedowns of $3,779 and estimated net operating losses and severance costs incurred subsequent to September 30, 2001 of $6,110.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information appearing under the caption "Election of Directors" in Encompass' proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers of Encompass is presented in Item 4A of this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

   Information appearing under the caption "Executive Compensation" in Encompass' proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information appearing under the captions "Stock Ownership of Management and Directors" and "Ownership of Voting Securities in Excess of Five Percent by a Beneficial Owner" in Encompass' proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   Information appearing under the caption "Transactions with Management and Others" in Encompass' proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

   1. Financial statements

    Independent Auditors' Report
    Report of Independent Accountants
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Shareholders' Equity and Other Comprehensive
 Income
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

   2. Financial statement schedules

    None

   3. Exhibits

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
  2.1*   --Agreement and Plan of Merger dated as of November 2, 1999 by and between Group Maintenance America Corp. and Building One Services
          Corporation (Annex A to Joint Proxy Statement/Prospectus
          of GroupMAC and Building One dated January 18, 2000).
  3.1*   --Certificate of Merger dated February 22, 2000 merging Building One
          Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated Articles of
          Incorporation of Encompass) (Exhibit 3.1 to Encompass' Annual Report
          on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-
          13565).
  3.2*   --Statement of Designation dated February 15, 2000 relating to the
          7.25% Convertible Preferred Stock of Encompass (Exhibit 3.2 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
  3.3*   --By-laws of Encompass, as amended (Exhibit 3.2 to Annual Report on
          Form 10-K/A for the fiscal year ended December 31, 1998, File No. 1-
          13565).
  4.1*   --Indenture dated as of April 30, 1999, among Building One Services
          Corporation, the guarantors named therein and IBJ Whitehall Bank &
          Trust Company, as Trustee (Exhibit 4.1 to Encompass' Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999, File No. 1-
          13565).
  4.2*   --First Supplemental Indenture dated as of November 12, 1999, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.2 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
  4.3*   --Second Supplemental Indenture dated as of January 31, 2000, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.3 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
  4.4*   --Third Supplemental Indenture dated as of February 22, 2000 among
          Building One Services Corporation, Group Maintenance America Corp.,
          the guarantors named therein and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.4 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
  4.5*   --Fourth Supplemental Indenture dated as of June 28, 2001 to Indenture dated as of April 30, 1999 among Encompass, the guarantors named therein and The Bank of New York, as successor to IBJ Whitehall Bank
          & Trust Company, as Trustee (filed as Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2001,
          File No. 1-13565).

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
  4.6*   --Form of 10 1/2% Senior Subordinated Note (contained in the Fourth
          Supplemental Indenture filed as Exhibit 4.5).
  4.7*   --Form of Registration Rights Agreement dated as of June 28, 2001 between the Company and the Initial Purchasers named therein (Exhibit
          4.7 to Registration Statement No. 333-68064).
 10.1*   --Encompass Services Corporation Amended and Restated 1997 Stock
          Awards Plan (formerly Group Maintenance America Corp. 1997 Stock
          Awards Plan, which was amended and restated as of December 5, 2000).
          (filed as Exhibit 10.1 to Encompass' Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000, File No. 1-13565).
 10.2*   --Group Maintenance America Corp. 1997 Stock Option Plan (Exhibit 10.2
          to Registration Statement No. 333-34067).
 10.3*   --2000 Stock Performance Incentive Plan of Encompass Services
          Corporation (Annex G to Joint Proxy Statement of Encompass dated
          January 18, 2000).
 10.4*   --2000 Stock Awards Plan of Encompass Services Corporation (Annex H to
          Joint Proxy Statement of Encompass dated January 18, 2000).
 10.5*   --Employment Agreement dated effective as of March 28, 2000 between
          Encompass and J. Patrick Millinor, Jr. (Exhibit 10.5 to Encompass'
          Annual Report on Form 10-K for the fiscal year ended December 31,
          2000, File No. 1-13565).
 10.6*   --First Amendment to Employment Agreement between Encompass and J.
          Patrick Millinor, Jr. (Exhibit 10.1 to Encompass' Quarterly Report on
          Form 10-Q for quarter ended September 30, 2000, File No. 1-13565).
 10.7*   --Employment Agreement dated effective as of March 28, 2000 between
          Encompass and Joseph M. Ivey, Jr. (Exhibit 10.7 to Encompass' Annual
          Report on Form 10-K for the fiscal year ended December 31, 2000, File
          No. 1-13565).
 10.8*   --First Amendment to Employment Agreement dated effective as of March
          1, 2001 between Encompass and Joseph M. Ivey, Jr. (Exhibit 10.8 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 1-13565).
 10.9*   --Employment Agreement dated effective as of November 1, 2000 between
          Encompass and Henry P. Holland. (Exhibit 10.9 to Encompass' Annual
          Report on Form 10-K for the fiscal year ended December 31, 2000, File
          No. 1-13565).
 10.10*  --First Amendment to Employment Agreement dated effective as of
          October 16, 2000 between Encompass and Henry P. Holland establishing the date of employment as October 16, 2000. (Exhibit 10.10 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 1-13565).
 10.11   --Second Amendment to Employment Agreement dated effective as of March
          1, 2002 between Encompass and Henry P. Holland.
 10.12*  --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Robert Tyler (Exhibit 10.14 to Encompass' Annual Report
          on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-
          13565).
 10.13   --Employment Agreement dated effective as of April 1, 2001 between
          Encompass and Ray Naizer.
 10.14*  --Credit Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.15 to Encompass' Annual
          Report on Form 10-K for the fiscal year ended December 31, 1999, File
          No. 1-13565).
 10.15*  --First Amendment dated effective as of March 23, 2000 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.1 to Encompass' Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-
          13565).

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
 10.16*  --Second Amendment dated effective as of May 10, 2000 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.2 to Encompass' Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-
          13565).
 10.17*  --Third Amendment dated effective as of June 8, 2001 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, The Chase Manhattan Bank, as successor to Chase
          Bank of Texas, National Association, as syndication agent, First
          Union National Bank, as documentation agent, and the banks named therein therein (Exhibit 10.1 to Encompass' Quarterly Report on Form
          10-Q for the quarter ended June 30, 2001, File No. 1-13565).
 10.18*  --Fourth Amendment dated effective as of November 9, 2001 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, The Chase Manhattan Bank, as successor to Chase
          Bank of Texas, National Association, as syndication agent, First
          Union National Bank, as documentation agent, and the banks named therein therein (Exhibit 10 to Encompass' Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2001, File No. 1-
          13565).
 10.19*  --Subscription and Exchange Agreement dated November 2, 1999 between
          Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.11 to
          Registration Statement No. 333-93649).
 10.20*  --Investors' Rights Agreement dated as of February 22, 2000 between
          Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.17 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
 10.21*  --Warrant Agreement dated as of November 25, 1997 between
          Consolidation Capital Corporation and Jonathan J. Ledecky (Exhibit
          10.19 to Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
 10.22*  --Warrant Agreement dated as of November 25, 1997 between Consolidated
          Capital Corporation and Friedman, Billings, Ramsey & Co., Inc.
          (Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13565).
 10.23*  --Encompass Services Corporation 1997 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit 10.01 to
          Building One Registration Statement on Form S-1, Registration
          Statement No. 333-36193).
 10.24*  --Encompass Services Corporation 1997 Non-Employee Directors' Stock
          Plan for Non-Employee Directors of Building One Services Corporation
          (Exhibit 10.02 to Building One's Annual Report on Form 10-K for the
          year ended December 31, 1997, File No. 0-23421).
 10.25*  --Encompass Services Corporation Option Agreements for Employees of
          Building One Services Corporation (Building One Registration
          Statement on Form S-8, Registration Statement No. 333-59205).
 10.26*  --Encompass Services Corporation 1998 Long-Term Incentive Plan for
          Employees of Building One
          Services Corporation (Exhibit A to Building One's Proxy Statement on
          Schedule 14A dated
          August 14, 1998, File No. 0-23421).
 10.27*  --Encompass Services Corporation 1999 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit B to Building
          One's Proxy Statement on Schedule 14A dated June 8, 1999, File No. 0-
          23421).
 21      --Subsidiaries of Encompass as of March 1, 2002.
 23.1    --Consent of KPMG LLP.
 23.2    --Consent of PricewaterhouseCoopers.
 24      --Powers of Attorney.

--------
*Incorporated by reference from a prior filing as indicated.

   (b) Reports on Form 8-K.

   On December 5, 2001, Encompass filed an amendment to the Current Report on Form 8-K that it filed on August 21, 2001 with respect to its modification of its reporting and evaluation of segment performance. The amendment included audited financial statements reflecting restated after-tax results of discontinued operations.

   (c) Encompass has not filed with this report copies of certain instruments defining the rights of holders of long-term debt of Encompass and its subsidiaries. Encompass agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

   (d) None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2002.

                                          ENCOMPASS SERVICES CORPORATION

                                              /s/ J. Patrick Millinor, Jr.*
                                          By: _________________________________
                                                J. Patrick Millinor, Jr.
                                                  Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

  /s/ J. Patrick Millinor, Jr.*        Director and Chairman of     March 14, 2002
______________________________________  the Board
       J. Patrick Millinor, Jr.

        /s/ Joseph M. Ivey             Director and Chief           March 14, 2002
______________________________________  Executive Officer
            Joseph M. Ivey              (principal executive
                                        officer)

       /s/ Darren B. Miller            Senior Vice President and    March 14, 2002
______________________________________  Chief Financial Officer
           Darren B. Miller             (principal financial
                                        officer)

        /s/ L. Scott Biar              Vice President and Chief     March 14, 2002
______________________________________  Accounting Officer
            L. Scott Biar               (principal accounting
                                        officer)

        /s/ Andrew Africk*             Director                     March 14, 2002
______________________________________
            Andrew Africk

      /s/ Vincent W. Eades*            Director                     March 14, 2002
______________________________________
           Vincent W. Eades

        /s/ Michael Gross*             Director                     March 14, 2002
______________________________________
            Michael Gross

       /s/ Scott Kleinman*             Director                     March 14, 2002
______________________________________
            Scott Kleinman

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Donald L. Luke*             Director                     March 14, 2002
______________________________________
            Donald L. Luke

     /s/ Lucian L. Morrison*           Director                     March 14, 2002
______________________________________
          Lucian L. Morrison

   /s/ William M. Mounger, II*         Director                     March 14, 2002
______________________________________
        William M. Mounger, II

      /s/ John M. Sullivan*            Director                     March 14, 2002
______________________________________
           John M. Sullivan

       /s/ Darren B. Miller                                         March 14, 2002
*By: _________________________________
           Darren B. Miller
    (Attorney-in-fact for persons
              indicated)

                               INDEX TO EXHIBITS

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
   2.1*  --Agreement and Plan of Merger dated as of November 2, 1999 by and between Group Maintenance America Corp. and Building One Services
          Corporation (Annex A to Joint Proxy Statement/Prospectus of GroupMAC
          and Building One dated January 18, 2000).
   3.1*  --Certificate of Merger dated February 22, 2000 merging Building One
          Services Corporation into Group Maintenance America Corp., together with Exhibit A thereto (the Amended and Restated Articles of
          Incorporation of Encompass) (Exhibit 3.1 to Encompass' Annual Report
          on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-
          13565).
   3.2*  --Statement of Designation dated February 15, 2000 relating to the
          7.25% Convertible Preferred Stock of Encompass (Exhibit 3.2 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
   3.3*  --By-laws of Encompass, as amended (Exhibit 3.2 to Annual Report on
          Form 10-K/A for the fiscal year ended December 31, 1998, File No. 1-
          13565).
   4.1*  --Indenture dated as of April 30, 1999, among Building One Services
          Corporation, the guarantors named therein and IBJ Whitehall Bank &
          Trust Company, as Trustee (Exhibit 4.1 to Encompass' Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999, File No. 1-
          13565).
   4.2*  --First Supplemental Indenture dated as of November 12, 1999, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.2 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
   4.3*  --Second Supplemental Indenture dated as of January 31, 2000, among
          Building One Services Corporation, the guarantors named therein and
          IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.3 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
   4.4*  --Third Supplemental Indenture dated as of February 22, 2000 among
          Building One Services Corporation, Group Maintenance America Corp.,
          the guarantors named therein and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.4 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
   4.5*  --Fourth Supplemental Indenture dated as of June 28, 2001 to Indenture dated as of April 30, 1999 among Encompass, the guarantors named therein and The Bank of New York, as successor to IBJ Whitehall Bank
          & Trust Company, as Trustee (filed as Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2001,
          File No. 1-13565).
   4.6*  --Form of 10 1/2% Senior Subordinated Note (contained in the Fourth
          Supplemental Indenture filed as Exhibit 4.5).
   4.7*  --Form of Registration Rights Agreement dated as of June 28, 2001 between the Company and the Initial Purchasers named therein (Exhibit
          4.7 to Registration Statement No. 333-68064).
  10.1*  --Encompass Services Corporation Amended and Restated 1997 Stock
          Awards Plan (formerly Group Maintenance America Corp. 1997 Stock
          Awards Plan, which was amended and restated as of December 5, 2000).
          (filed as Exhibit 10.1 to Encompass' Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000, File No. 1-13565).
  10.2*  --Group Maintenance America Corp. 1997 Stock Option Plan (Exhibit 10.2
          to Registration Statement No. 333-34067).
  10.3*  --2000 Stock Performance Incentive Plan of Encompass Services
          Corporation (Annex G to Joint Proxy Statement of Encompass dated
          January 18, 2000).
  10.4*  --2000 Stock Awards Plan of Encompass Services Corporation (Annex H to
          Joint Proxy Statement of Encompass dated January 18, 2000).
  10.5*  --Employment Agreement dated effective as of March 28, 2000 between
          Encompass and J. Patrick Millinor, Jr. (Exhibit 10.5 to Encompass'
          Annual Report on Form 10-K for the fiscal year ended December 31,
          2000, File No. 1-13565).

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
 10.6*   --First Amendment to Employment Agreement between Encompass and J.
          Patrick Millinor, Jr. (Exhibit 10.1 to Encompass' Quarterly Report on
          Form 10-Q for quarter ended September 30, 2000, File No. 1-13565).
 10.7*   --Employment Agreement dated effective as of March 28, 2000 between
          Encompass and Joseph M. Ivey, Jr. (Exhibit 10.7 to Encompass' Annual
          Report on Form 10-K for the fiscal year ended December 31, 2000, File
          No. 1-13565).
 10.8*   --First Amendment to Employment Agreement dated effective as of March
          1, 2001 between Encompass and Joseph M. Ivey, Jr. (Exhibit 10.8 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 1-13565).
 10.9*   --Employment Agreement dated effective as of November 1, 2000 between
          Encompass and Henry P. Holland. (Exhibit 10.9 to Encompass' Annual
          Report on Form 10-K for the fiscal year ended December 31, 2000, File
          No. 1-13565).
 10.10*  --First Amendment to Employment Agreement dated effective as of
          October 16, 2000 between Encompass and Henry P. Holland establishing the date of employment as October 16, 2000. (Exhibit 10.10 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 1-13565).
 10.11   --Second Amendment to Employment Agreement dated effective as of March
          1, 2002 between Encompass and Henry P. Holland.
 10.12*  --Employment Agreement dated effective as of March 21, 2000 between
          Encompass and Robert Tyler (Exhibit 10.14 to Encompass' Annual Report
          on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-
          13565).
 10.13   --Employment Agreement dated effective as of April 1, 2001 between
          Encompass and Ray Naizer.
 10.14*  --Credit Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.15 to Encompass' Annual
          Report on Form 10-K for the fiscal year ended December 31, 1999, File
          No. 1-13565).
 10.15*  --First Amendment dated effective as of March 23, 2000 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.1 to Encompass' Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-
          13565).
 10.16*  --Second Amendment dated effective as of May 10, 2000 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N. A., as administrative agent, Chase Bank of Texas, National Association, as syndication agent, First Union National Bank, as documentation agent, and the banks named therein (Exhibit 10.2 to Encompass' Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-
          13565).
 10.17*  --Third Amendment dated effective as of June 8, 2001 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, The Chase Manhattan Bank, as successor to Chase
          Bank of Texas, National Association, as syndication agent, First
          Union National Bank, as documentation agent, and the banks named therein therein (Exhibit 10.1 to Encompass' Quarterly Report on Form
          10-Q for the quarter ended June 30, 2001, File No. 1-13565).
 10.18*  --Fourth Amendment dated effective as of November 9, 2001 to Credit
          Agreement dated as of February 22, 2000 among Encompass, the subsidiaries of Encompass named therein, Bank of America, N.A., as administrative agent, The Chase Manhattan Bank, as successor to Chase
          Bank of Texas, National Association, as syndication agent, First
          Union National Bank, as documentation agent, and the banks named therein therein (Exhibit 10 to Encompass' Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2001, File No. 1-
          13565).

 Exhibit
   No.   Description of Exhibit
 ------- ----------------------
 10.19*  --Subscription and Exchange Agreement dated November 2, 1999 between
          Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.11 to
          Registration Statement No. 333-93649).
 10.20*  --Investors' Rights Agreement dated as of February 22, 2000 between
          Group Maintenance America Corp. and BOSS II, LLC (Exhibit 10.17 to
          Encompass' Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
 10.21*  --Warrant Agreement dated as of November 25, 1997 between
          Consolidation Capital Corporation and Jonathan J. Ledecky (Exhibit
          10.19 to Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 1-13565).
 10.22*  --Warrant Agreement dated as of November 25, 1997 between Consolidated
          Capital Corporation and Friedman, Billings, Ramsey & Co., Inc.
          (Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13565).
 10.23*  --Encompass Services Corporation 1997 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit 10.01 to
          Building One Registration Statement on Form S-1, Registration
          Statement No. 333-36193).
 10.24*  --Encompass Services Corporation 1997 Non-Employee Directors' Stock
          Plan for Non-Employee Directors of Building One Services Corporation
          (Exhibit 10.02 to Building One's Annual Report on Form 10-K for the
          year ended December 31, 1997, File No. 0-23421).
 10.25*  --Encompass Services Corporation Option Agreements for Employees of
          Building One Services Corporation (Building One Registration
          Statement on Form S-8, Registration Statement No. 333-59205).
 10.26*  --Encompass Services Corporation 1998 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit A to Building
          One's Proxy Statement on Schedule 14A dated August 14, 1998, File No.
          0-23421).
 10.27*  --Encompass Services Corporation 1999 Long-Term Incentive Plan for
          Employees of Building One Services Corporation (Exhibit B to Building
          One's Proxy Statement on Schedule 14A dated June 8, 1999, File No. 0-
          23421).
 21      --Subsidiaries of Encompass as of March 1, 2002.
 23.1    --Consent of KPMG LLP.
 23.2    --Consent of PricewaterhouseCoopers.
 24      --Powers of Attorney.

--------
*Incorporated by reference from a prior filing as indicated.