Form 10-K/A
period 2001-12-31
ENCOMPASS SERVICES CORP
filed 2002-04-30
CIK 1039690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   Form 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
       Title of each class                           which registered
       -------------------                        ------------------------
  Common stock, par value $0.001                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 1, 2002, (i) there were 64,020,898 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding and (ii) the aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date) was $144,404,942. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                               TABLE OF CONTENTS*

                                                                        Page

                                    PART III

Item 10.   Directors and Executive Officers of the
            Registrant..................................................   1
Item 11.   Executive Compensation.......................................   4
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................  8
Item 13.   Certain Relationships and Related Transactions................  9

* Items omitted from this Form 10-K/A are included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2002.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding executive officers of Encompass is presented in Item 4A of this Form 10-K under the caption "Executive Officers of the Registrant."

    The following sets forth certain information concerning the current directors of Encompass. As of April 1, 2002, certain affiliates of Apollo Management IV, L.P. ("Apollo") held in the aggregate 256,191 shares of 7.25% Convertible Preferred Stock of the Company (the "Preferred Stock"). For so long as Apollo or its affiliates hold in the aggregate Preferred Stock or any security representing the right to receive common stock ("common stock equivalents") equal to at least 50% of the common stock equivalents represented by Apollo's initial investment in the Preferred Stock, Apollo is entitled to elect the greater of three directors or the number of directors representing 30% of the Board of Directors of the Company, rounded up to the nearest whole director. The number of directors that may be elected by Apollo decreases as its ownership of common stock equivalents decreases. Messrs. Africk, Gross and Kleinman have been elected to serve as directors of Encompass by Apollo. All directors hold office until the next succeeding annual meeting of shareholders and until their respective successors have been elected and qualified.

Andrew Africk
Director since 2000

     Mr. Africk, age 35, became a Director of the Company upon the merger of Building One Services Corporation ("BOSC") into the Company on February 22, 2000. He was previously a Director of BOSC from April 1999 until February 2000. Mr. Africk has been a principal of Apollo Advisors, L.P. for more than five years and of Lion Advisors, L.P., a financial advisor to, and representative of, institutional investors with respect to securities investments. Mr. Africk is also a Director of Rare Medium Group, Inc. and several private venture companies.

Vincent W. Eades
Director since 2000

     Mr. Eades, age 43, became a Director of the Company upon the merger of BOSC into the Company on February 22, 2000. He was previously a Director of BOSC from November 1997 until February 2000. Since January 2002, Mr. Eades has served as President of Meline USA, L.L.C., an importer of leather apparel for motorcycle enthusiasts. Previously, between May 1998 and October 2002, Mr. Eades served as the Chairman and Chief Executive Officer of Powerride Motorsports, Inc., a consolidator of the motorcycle and leisure sports dealership industry. Between May 1995 and May 1998, he served as the Senior Vice President of sales and marketing for Starbucks Coffee Co., Inc. From November 1985 through May 1995, Mr. Eades was employed by Hallmark Cards, Inc., most recently as a general manager. Additionally, he serves as a Director of USA Floral Products, Inc. and UniCapital Corporation.

Michael Gross
Director since 2000

     Mr. Gross, age 40, became a Director of the Company upon the merger of BOSC into the Company on February 22, 2000. He was previously a Director of BOSC from April 1999 until February 2000. Mr. Gross is one of the founding principals of Apollo Advisors, L.P., which together with its affiliates acts as managing general partner of the Apollo Investment Funds, private securities investment funds. Mr. Gross is also a Director of Allied Waste Industries, Inc., Breuners Home Furnishings Corporation, Clark Retail Enterprises, Inc., Converse, Inc., Florsheim Group, Inc., Pacer International, Inc., Rare Medium Group, Inc., Saks Incorporated, Sylvan Leaning Systems, Inc. and United Rentals, Inc.

Joseph M. Ivey, Jr.
Director since 2000

     Mr. Ivey, age 43, became President and Chief Executive Officer and a Director of the Company in February 2000. He previously served as the President and Chief Executive Officer of BOSC from February 1999 to February 2000. He also served as a Director of BOSC from October 1998 to February 2000. From September 1998 to February 1999, Mr. Ivey served as the President of the BOSC mechanical group. Prior to joining BOSC, Mr. Ivey served as the Chairman and Chief Executive Officer of Ivey Mechanical Company, Inc., a mechanical services company that BOSC acquired in September 1998. Mr. Ivey is a graduate of, and serves as a trustee of, Freed-Hardeman University.

Scott Kleinman
Director since 2000

     Mr. Kleinman, age 29, is currently a principal of Apollo Advisors, L.P. and has been employed by Apollo Advisors since February 1996. Previously, Mr. Kleinman was employed by Smith Barney Inc. in its investment banking division from July 1994 through January 1996. Mr. Kleinman is also a Director of Resolution Performance Products, LLC and Compass Minerals Group, Inc.

Donald L. Luke
Director since 1997

    Mr. Luke, age 65, has served as Chairman of the Board and Chief Executive Officer of American Fire Protection Group, Inc., a fire protection and life safety corporation, since December 2001 and as Chief Executive Officer since November 2000. He previously served as Executive Vice President and Chief Operating Officer of the Company from March 2000 to August 2000. From August 1997 until the merger of BOSC into the Company in February 2000, he served as President and Chief Operating Officer of the Company. Mr. Luke is also a Director of MicroPower Electronics Inc.

J. Patrick Millinor, Jr.
Director since 1997

    Mr. Millinor, age 56, became Chairman of the Board of the Company in February 2000. He previously served as Chief Executive Officer of the Company from April 1997 to February 2000 and also served as President of the Company from April 1997 until June 1997. From October 1996 through April 1997, he served as Chief Executive Officer of the Company's predecessor. From September 1994 to October 1996, Mr. Millinor worked directly for Mr. Gordon Cain, a significant shareholder in the Company, assisting in the formation and management of Agennix Incorporated and Lexicon Genetics, two biotechnology companies. He currently serves as Chairman of the Board of ADViSYS, Inc., and as a Director of Agennix Incorporated and Haelan Health(R) Corporation.

Lucian L. Morrison
Director since 1997

    Mr. Morrison, age 65, has been engaged as a trustee and consultant with respect to trust, estate, probate and qualified plan matters since 1992. From 1990 through 1992, he served as Chief Fiduciary Officer of Northern Trust Bank of Texas and from 1979 until 1990 he served as Chief Executive Officer of Heritage Trust Company.

William M. Mounger II
Director since 2000

     Mr. Mounger, age 45, currently serves as Chairman of the Board, President and Chief Operating Officer of Genesis Resources LLC. From November 2000 through February 2002, he served as Chairman of the Board of TeleCorp PCS, Inc., which provides personal communications services in 14 states and Puerto Rico. Previously, he co-founded and served as Chief Executive Officer and Chairman of the Board of Tritel, Inc. from January 1999 to November 2000. He also co-founded and served as Chief Executive Officer and Chairman of the Board of Mercury Communications Company from June 1990 to January 1999. Mr. Mounger also serves as a director on the Mississippi Advisory Board of AmSouth Bank.

John M. Sullivan
Director since 1997

     Mr. Sullivan, age 66, has been President of Beta Consulting, Inc., which provides management services for family enterprises, since 1994. From 1992 through 1994, he was an International Tax Director for General Motors Corporation. Prior to 1992, Mr. Sullivan was a tax partner with Arthur Andersen LLP. He currently serves as a Director of Atlantic Coast Airlines Holdings, Inc.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, among others, to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Copies of these reports must also be furnished to the Company. Based solely upon a review of the copies of the forms filed under Section 16(a) and furnished to the Company, or written representations from reporting persons, the Company believes that, except for late filings by Mr. William Hill and Mr. Ray Naizer described below, all filing requirements applicable to its executive officers and directors were complied with during 2001.

     Mr. William Hill became a reporting person, as defined by Section 16(a), on December 1, 2001. Mr. Hill inadvertently omitted from his Form 3, 125 shares of Common Stock held in trust for one of his children. This omission was acknowledged on the Form 5 filed with the Securities and Exchange Commission on February 8, 2002 on Mr. Hill's behalf.

     Mr. Ray Naizer became a reporting person, as defined by Section 16(a), on April 1, 2001. Mr. Naizer inadvertently omitted from his Form 3 a grant of an option to purchase 35,000 shares of Common Stock. This omission was acknowledged on the Form 5 filed with the Securities and Exchange Commission on February 8, 2002 on Mr. Naizer's behalf.

Item 11. Executive Compensation.

Executive Compensation

     The following table sets forth the remuneration paid by the Company to the Chief Executive Officer and the four other most highly compensated key executive officers of the Company based on 2001 salaries and bonuses.

                           Summary Compensation Table


                                                                     Annual              Long-Term
                                                                 Compensation(1)        Compensation
                                                               ------------------      --------------
                                                                                           Shares
                                                                                         Underlying       All Other
              Name and Principal Position             Year     Salary       Bonus       Stock Options   Compensation(2)
              ---------------------------             ----     ------       -----       -------------   ---------------

J. Patrick Millinor, Jr............................   2001    $424,992    $      0              --          $10,351
Chairman of the Board                                 2000     406,831           0         160,000            5,250
                                                      1999     210,000     225,000              --            4,791


Joseph M. Ivey, Jr.(3).............................   2001     490,634           0         100,000            8,487
President and Chief Executive Officer                 2000     316,961           0         125,000           27,485

Henry P. Holland(4)................................   2001     383,757           0          50,000            6,047
Executive Vice President, Chief Operating Officer     2000      78,125           0         100,000               --

Ray Naizer(5).......................................  2001     263,208     401,627          60,000           10,846
Senior Vice President, Operations

Robert Tyler(6).....................................  2001     238,125     128,000          30,000            4,424
Senior Vice President, Operations                     2000     210,607     140,000          60,000            5,604
                                                      1999     145,000     108,750              --            3,754


(1) The annual amount of perquisites or other personal benefits provided to each individual does not exceed the lesser of $50,000 or 10% of reported salary and bonus.

(2) All Other Compensation for 2001 consists of (i) car allowance for Mr. Naizer of $1,212, (ii) insurance premiums and related income tax expense for Messrs. Millinor, Ivey, Holland and Tyler of $6,321, $1,740, $3,049 and $1,849, respectively, (iii) Company contributions to retirement programs on behalf of Messrs. Millinor, Ivey, Naizer, and Tyler of $2,100, $5,250, $9,634, and $600, respectively, and (iv) club dues for Messrs. Millinor, Ivey, Holland and Tyler of $1,930, $1,497, $2,998 and $1,975, respectively.

(3)      Mr. Ivey became an officer of the Company as of February 22, 2000.

(4)      Mr. Holland became an officer of the Company as of October 16, 2000.

(5)      Mr. Naizer became an officer of the Company as of April 1, 2001.

(6) Mr. Tyler resigned as Senior Vice President, Operations of the Company as of January 31, 2002. See "Employment Agreements" below.

Stock Option Grants in 2001

     The following table sets forth certain information with respect to stock option grants made to the persons named in the Summary Compensation Table during 2001 under the Company's 1997 Stock Awards Plan and 2000 Stock Awards Plan. During 2001, there was no repricing by the Company of stock options held by the persons named in the Summary Compensation Table and no stock appreciation rights were granted.

                       Option Grants in Last Fiscal Year


                                                    Individual Grants
                                     ------------------------------------------------
                                      Number of    % of Total                           Potential Realizable Value
                                     Securities     Options                               at Assumed Annual Rate
                                     Underlying    Granted to    Exercise                      of Stock Price
                                      Options      Employees     Price Per  Expiration     Appreciation for Option
Name                                 Granted(1)  In Fiscal 2001   Share        Date               Term(2)
----                                 ----------  --------------  ---------  ----------   --------------------------
                                                                                               5%         10%
                                                                                              ---         ---

J. Patrick Millinor, Jr............        0        --               --            --       $      0    $      0
Joseph M. Ivey, Jr.................  100,000       6.3%           $6.00     2/13/2011        377,340     956,250
Henry P. Holland...................   25,000       1.6             4.28     4/16/2011         67,292     170,530
                                      25,000       1.6             3.20    10/16/2011         50,312     127,500
Ray Naizer.........................   25,000       1.6             6.28     1/22/2011         98,737     250,218
                                      35,000       2.2             6.00     4/01/2011        132,069     334,688
Robert Tyler(3)....................   30,000       1.9             6.00     2/13/2011        113,202     286,875

----------
(1) All options granted in 2001 have an exercise price equal to or greater than 100% of the fair market value on the date of grant, have ten year terms and become exercisable with respect to 25% of the shares subject to the option on each anniversary of the date of grant.

(2) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore not intended to forecast possible future appreciation, if any, of the price of Common Stock.

(3) Mr. Tyler resigned as Senior Vice President, Operations of the Company as of January 31, 2002. In accordance with the terms of his employment agreement, all of his stock options expired on March 2, 2002. See "Employment Agreements" below.

Options Exercised in 2001 and 2001 Year-End Values

     The following table sets forth information concerning the number of shares of Common Stock acquired on exercise of stock options, the value realized on such exercise, and the number and value of unexercised stock options held at December 31, 2001 by the persons named in the Summary Compensation Table.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year End Option Values


                                                                           Number of Securities       Value of Unexercised
                                                                          Underlying Unexercised          In-the-Money
                                           Shares Acquired     Value             Options at                 Options at
Name                                         On Exercise     Realized       December 31, 2001         December 31, 2001(1)
----                                       ---------------   --------   --------------------------  --------------------------
                                                                        Exercisable  Unexercisable  Exercisable  Unexercisable
                                                                        -----------  -------------  -----------  -------------
J. Patrick Millinor, Jr..............               0            0       140,349       121,250       $    0        $    0
Joseph M. Ivey, Jr...................               0            0       265,625       428,125            0             0
Henry P. Holland ....................               0            0        31,250       118,750            0             0
Ray Naizer...........................               0            0        18,500        78,500            0             0
Robert Tyler (2).....................               0            0        40,500        83,500            0             0

---------------
(1) Based on the closing price of the Common Stock on December 31, 2001 of $2.90.

(2) Mr. Tyler resigned as Senior Vice President, Operations of the Company as of January 31, 2002. In accordance with the terms of his employment agreement, all of his stock options expired on March 2, 2002. See "Employment Agreements" below.

Long-Term Incentive Plan ("LTIP") Awards

     None of the officers named in the Summary Compensation Table were granted any stock awards in 2001 under the Company's 2000 Stock Performance Incentive Plan.

Employment Agreements

     Mr. Millinor entered into an employment agreement with the Company effective March 28, 2000, which was amended on August 2, 2000. The agreement provides that Mr. Millinor will serve as non-executive Chairman of the Board of the Company through March 28, 2003, and provides for an initial annual base salary of $425,000 and a cash bonus equal to 100% of the Chief Executive Officer's bonus in 2000, 75% in 2001, 50% in 2002 and 25% in 2003, prorated through March 28, 2003. Under the agreement, the Company will provide Mr. Millinor with customary employee benefits and indemnification with respect to matters relating to his services as an officer of the Company. The agreement is terminable by either party upon 60 days' prior written notice, but if the termination is by the Company without cause or by Mr. Millinor for good reason (as defined in the agreement), including a change of control, then Mr. Millinor will be entitled to receive an amount equal to three times the sum of his annual base salary then in effect and his prior year's bonus, as well as amounts sufficient to pay medical, life and disability insurance premiums until such time as Mr. Millinor is eligible to receive Medicare coverage and a tax gross up amount to eliminate any excise tax imposed on such payments, if any. In addition, all options granted to him prior to such termination will become immediately exercisable. Furthermore, as of March 28, 2003, all options granted to Mr. Millinor prior to October 1, 2000 will become immediately exercisable and the Company will continue to pay Mr. Millinor amounts sufficient to pay medical, life and disability insurance until such time as he is eligible to receive Medicare coverage. The agreement provides that Mr. Millinor may participate in other business activities, provided such activities do not violate the provisions of the employment agreement.

     Mr. Ivey entered into an employment agreement with the Company effective March 28, 2000, which was amended on March 1, 2001. The agreement provides for an initial annual base salary of $425,000 and a target bonus of not less than 120% of his base salary, contingent upon the actual performance of the Company. Under the agreement, the Company will provide Mr. Ivey with customary employee benefits and indemnification with respect to matters relating to his services as an officer of the Company. The initial term of his employment will be for three years, and the agreement will automatically be extended for an additional year each anniversary of the employment agreement unless notice of nonrenewal is provided by either party or the agreement is otherwise terminated. The agreement is terminable by either party upon 60 days' prior written notice, but if the termination is by the Company without cause or by Mr. Ivey for good reason (as defined in the agreement), including a change of control, then Mr. Ivey will be entitled to receive an amount equal to three times the sum of his annual base salary then in effect and the amount of his target bonus, as well as amounts sufficient to pay 36 months of medical, life and disability insurance premiums and a tax gross up amount to eliminate any excise tax imposed on such payments, if any. If his employment is terminated by the Company without cause or by Mr. Ivey for good reason, including a change of control, all stock options granted to him will become immediately exercisable.

     Mr. Holland entered into an employment agreement with the Company effective October 16, 2000, which was amended March 1, 2002. The agreement provides for an initial annual base salary of $375,000 and a target bonus of not less than 100% of his base salary, contingent upon the actual performance of the Company. Under the agreement, the Company will provide Mr. Holland with customary employee benefits and indemnification with respect to matters relating to his services as an officer of the Company. The initial term of his employment will be for two years, and the agreement will automatically renew for an additional year on the termination date and on each anniversary of that date unless notice of nonrenewal is provided by either party or the agreement is otherwise terminated. The agreement is terminable by either party upon 30 days' prior written notice, but if the termination is by the Company without cause or by Mr. Holland for good reason (as defined in the agreement), then Mr. Holland will be entitled to receive an amount equal to two times the sum of his annual base salary then in effect and the lesser of the amount of his actual bonus earned with respect to the preceding calendar year and his target bonus, as well as amounts sufficient to pay 18 months of medical, life and disability insurance premiums and a tax gross up amount to eliminate any excise tax imposed on such payments, if any. The agreement also provides that if Mr. Holland's employment is terminated or not renewed as a result of a change of control, he will be entitled to receive an amount equal to two times the sum of his annual base salary then in effect and the amount of his actual bonus earned with respect to the preceding calendar year, as well as amounts sufficient to pay 18 months of medical, life and disability insurance premiums and a tax gross up amount to eliminate any excise tax imposed on such payments, if any. In addition, all stock options granted to him will become immediately exercisable. If the Company elects not to renew the agreement at the end of any term, Mr. Holland will be entitled to receive an amount equal to two times his annual base salary then in effect, an amount equal to his pro-rata bonus earned for the period of time in which he was employed by the Company in such calendar year, as well as amounts sufficient to pay 18 months of medical, life and disability insurance premiums and a tax gross up amount to eliminate any excise tax imposed on such payments, if any.

     Mr. Naizer entered into an employment agreement with the Company effective April 1, 2001. The agreement provides for an initial annual base salary of $265,000 and a target bonus of not less than 135% of his base salary, contingent upon the actual performance of the Company. Under the agreement, the Company will provide Mr. Naizer with customary employee benefits and indemnification with respect to matters relating to his services as an officer of the Company. The initial term of his employment will be for two years, and the agreement will automatically renew for an additional year on the termination date and on each anniversary of that date unless notice of nonrenewal is provided by either party or the agreement is otherwise terminated. The agreement is terminable by either party upon 30 days' prior written notice, but if the termination is by the Company without cause or by Mr. Naizer for good reason (as defined in the agreement), then Mr. Naizer will be entitled to receive an amount equal to the sum of his annual base salary then in effect and the lesser of the amount of his actual bonus earned with respect to the preceding calendar year and his target bonus, as well as amounts sufficient to pay 18 months of medical, life and disability insurance premiums and a tax gross up amount to eliminate any excise tax imposed on such payments, if any. The agreement also provides that if Mr. Naizer's employment is terminated or not renewed as a result of a change of control, he will be entitled to receive an amount equal to the sum of his annual base salary then in effect and the lesser of the amount of his actual bonus earned with respect to the preceding calendar year and his target bonus, as well as amounts sufficient to pay 18 months of medical, life and disability insurance premiums and a tax gross up amount to eliminate any excise tax imposed on such payments, if any. If the Company elects not to renew the agreement at the end of any term, Mr. Naizer will be entitled to receive an amount equal to his annual base salary, as well as amounts sufficient to pay 12 months of medical, life and disability insurance premiums and a tax gross up amount to eliminate any excise tax imposed on such payments, if any.

     Each of the foregoing employment agreements obligates the employee not to disclose Company information and to not compete with the Company for a one-year period following such employee's termination of employment (or for a longer period if the termination was by the Company without cause or by the employee for good reason).

     Effective as of January 31, 2002, Mr. Tyler resigned his position as Senior Vice President, Operations. In accordance with the terms of his employment agreement, and in consideration of certain covenants, including a covenant not to compete, the Company paid Mr. Tyler upon his termination of employment an amount equal to the sum of his annual base salary and target bonus plus amounts sufficient to pay 12 months of medical, life and disability insurance premiums. In accordance with the terms of his employment agreement, all of his stock options expired on March 2, 2002.

Compensation of Directors

     Directors who are not receiving compensation as officers, employees or consultants of the Company are entitled to receive an annual retainer fee of $25,000. Non-employee directors may elect to be paid his or her fees in the form of a Phantom Stock Award under the Company's 2000 Stock Awards Plan, in lieu of a cash payment of such fees. Additionally, each director who is not receiving compensation as an officer, employee or consultant of the Company receives $1,000 for each regular Board meeting attended and $500 for each Committee meeting attended on a day other than the day upon which a meeting of the entire Board has been called. Each non-employee director who serves as Chairman of the Board or of any regular Committee of the Board receives an additional fee of $1,000 per annum. In addition, each non-employee director receives an automatic initial grant of an option to purchase 20,000 shares of Common Stock on the date of such person's initial election to the Board of Directors. Thereafter, upon re-election each director receives an automatic grant of an option to purchase 5,000 shares. Each such option has and will have an exercise price equal to the fair market value of a share of Common Stock on the date of grant and will have a ten-year term. Options granted upon initial election to the Board of Directors will become exercisable with respect to 25% of the shares subject to such option following 6, 12, 18 and 24 months of the date of grant, respectively. Options granted upon reelection to the Board of Directors will become exercisable with respect to 50% of the shares subject to such option following 6 and 12 months of the date of grant, respectively.

Compensation Committee Interlocks and Insider Participation

     During 2001, Messrs. Africk, Eades, Gross, Morrison and Mounger (none of whom was or had been an officer or employee of the Company or any of its subsidiaries) served on the Company's Compensation Committee. There were no interlocks or insider participation with other companies within the meaning of the proxy rules of the Securities and Exchange Commission during 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Stock Ownership of Management and Directors

    The following table sets forth, as of April 1, 2002, the number of shares of Common Stock of the Company beneficially owned by (i) each of the Company's directors and the executive officers named in the summary compensation table on page 4 and (ii) all executive officers and directors as a group:

                                      Beneficial
                                      Ownership                         Percent
                                     (excluding     Stock                 Of
      Name of Beneficial Owner       options)(1)  Options(5)    Total    Class
      ------------------------       -----------  ----------    -----   -------
Andrew Africk.....................         0(2)     32,500      32,500     *
Vincent W. Eades..................         0        41,284      41,284     *
Michael Gross.....................         0(2)     32,500      33,238     *
Henry P. Holland..................         0        31,250      31,250     *
Joseph M. Ivey, Jr................   935,638(3)    400,000   1,335,638    2.1
Scott Kleinman....................         0(2)      7,500       7,500     *
Donald L. Luke....................       978        87,219      88,197     *
J. Patrick Millinor, Jr...........   167,288(4)    347,637     180,349     *
Lucian L. Morrison................     3,618        20,750      24,368     *
William M. Mounger II.............    10,000         2,500      12,500     *
Ray Naizer........................    74,523        33,500     108,023     *
John M. Sullivan..................    13,937        31,250      45,187     *
Robert Tyler (6)..................     1,400        63,000      64,400     *
All executive  officers and
directors as a group
(23 persons)...................... 1,283,378     1,320,746   2,601,624    4.0
----------
 *   Less than one percent.

(1) Except as otherwise noted, each director and executive officer has sole voting and investment power over the shares beneficially owned as set forth in this column.

(2) Does not include, and the director disclaims beneficial ownership of, the shares of Preferred Stock and Common Stock beneficially owned by Apollo Investment Fund IV, L.P. ("AIF") and Apollo Overseas Partners IV, L.P. ("AOP"). The director is a principal of Apollo Advisors IV, L.P., the general partner of AIF and AOP, and may be deemed to beneficially own such shares as a result of his position with Apollo Advisors IV, L.P. See "Security Ownership of Certain Beneficial Owners."

(3) Includes 300,438 shares held by Ivey National Corporation (the principal stockholder of which is Mr. Ivey's father), of which Mr. Ivey disclaims beneficial ownership beyond his pecuniary interest.

(4) Includes 143 shares held by Mr. Millinor's children, of which Mr. Millinor disclaims beneficial ownership.

(5) The directors and executive officers have the right to acquire the shares of Common Stock reflected in this column within 60 days of April 1, 2002, through the exercise of stock options or warrants.

(6) Mr. Tyler resigned as Senior Vice President, Operations of the Company effective as of January 31, 2002. In accordance with the terms of his employment agreement, all of his stock options expired on March 2, 2002. See "Employment Agreements" below.

Security Ownership of Certain Beneficial Owners

     As of April 1, 2002, the entities known to the Company to be beneficial owners of more than five percent of any class of equity security of the Company were:


                                                 Total Number              Total Number
                                                 of Shares of              of Shares of
                                               Preferred Stock            Common Stock
      Name and Address                           Beneficially   % of      Beneficially       % of
     of Beneficial Owner                            Owned      Class          Owned         Class
     -------------------                       --------------  -----      ------------      -----

     Apollo Investment Fund IV, L.P. (1)......     242,946     94.8%       21,414,379       25.1%
     c/o Apollo Advisors IV, L.P.
     Two Manhattanville Road
     Purchase, N.Y. 10577

     Apollo Overseas Partners IV, L.P. (1)....      13,245      5.2%        1,166,390        1.8%
     c/o Apollo Advisors IV, L.P.
     Two Manhattanville Road
     Purchase, N.Y. 10577

     Dimensional Fund Advisors(2)............                               3,847,400        6.0%
     1299 Ocean Avenue
     11th Floor
     Santa Monica, CA 90401

---------------
(1) The number of shares of Common Stock beneficially owned by Apollo Investment Fund IV, L.P. ("AIF") and Apollo Overseas Partners IV, L.P. ("AOP") consists of 21,293,269 shares that are issuable upon conversion of the Preferred Stock and 1,287,500 shares that may be purchased pursuant to warrants issued by Building One Services Corporation ("BOSC") and assumed by the Company in accordance with the merger agreement between the Company and BOSC, having an exercise price of $16.00 per share. The shares of Preferred Stock are convertible by AIF and AOP at $14.00 per share into 20,192,413 and 1,100,856 shares of Common Stock, respectively, based upon the face amount of the Preferred Stock of $256,191,000 plus accrued dividends of $41,914,767 as of April 1, 2002. Both AIF and AOP, as well as the general partner of these entities, Apollo Advisors IV, L.P. are affiliated with Apollo Management IV, L.P.

(2) Based on a Schedule 13G filed on January 30, 2002, Dimensional Fund Advisors Inc. ("Dimensional") reports sole voting and dispositive power with respect to all such shares as a result of acting as investment advisor to various investment companies. The Schedule 13G states that no one investment advisory client of Dimensional owns more than 5% of the shares and disclaims beneficial ownership by Dimensional of all such securities. Percentage ownership shown is calculated based on the number of shares of Common Stock outstanding as of April 1, 2002, rather than January 30, 2002.

Item 13. Certain Relationships and Related Transactions.

Transactions with Management and Others

     Mr. Ivey is an officer and stockholder of two corporations that lease real property and an airplane to Encompass Mechanical Services Southeast, Inc. (formerly known as Ivey Mechanical Company, Inc., one of the Company's subsidiaries acquired in September 1998). The leases provide for lease payments in the aggregate amount of $8,330 per month, or $99,960 annually. In addition, the Company pays a fee based upon the use of the airplane. In 2001, the Company paid $66,560 in usage fees for the airplane. Encompass Mechanical Services Southeast, Inc. also leases a facility from J. Marlin Ivey, father to Mr. Ivey, for $18,429 per month, or $221,148 annually.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2002.

                                ENCOMPASS SERVICES CORPORATION


                                By: /s/ Darren B. Miller
                                    ---------------------------------------
                                    Darren B. Miller
                                    Senior Vice President and
                                     Chief Financial Officer