Form 10-Q
period 2002-03-31
ENCOMPASS SERVICES CORP
filed 2002-05-15
CIK 1039690

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       or

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

                                 (713) 860-0100
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

   Common Stock, par value $0.001 per share: 64,280,060 shares outstanding as of May 1, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Part I Financial Information
 Item 1.  Financial Statements..........................................    1
          Consolidated Condensed Balance Sheets.........................    1
          Consolidated Condensed Statements of Operations...............    2
          Consolidated Condensed Statement of Shareholders' Equity......    3
          Consolidated Condensed Statements of Cash Flows...............    4
          Notes to Consolidated Condensed Financial Statements..........    5
 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   11
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   18

Part II Other Information

 Item 1.  Legal Proceedings.............................................    *
 Item 2.  Changes in Securities and Use of Proceeds.....................    *
 Item 3.  Defaults Upon Senior Securities...............................    *
 Item 4.  Submission of Matters to a Vote of Security Holders...........    *
 Item 5.  Other Information.............................................    *
 Item 6.  Exhibits and Reports on Form 8-K..............................   19

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                        (In thousands, except par value)

                                                        March 31,   December 31,
                                                           2002         2001
                                                        ----------  ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $   18,091   $   20,572
  Accounts receivable, net of allowance of $30,425 and
   $45,344, respectively..............................     669,632      728,203
  Inventories.........................................      22,505       26,128
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     107,421      101,719
  Deferred tax assets.................................      19,219       19,219
  Prepaid expenses and other current assets...........      17,651       25,880
                                                        ----------   ----------
    Total current assets..............................     854,519      921,721
Property and equipment, net...........................     118,439      124,548
Goodwill, net.........................................     791,172    1,285,625
Other intangible assets, net..........................       7,756       13,529
Deferred tax assets...................................      40,462           --
Deferred debt issuance costs, net.....................      18,597       19,577
Other long-term assets................................      32,280       36,326
                                                        ----------   ----------
    Total assets......................................  $1,863,225   $2,401,326
                                                        ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities of
   long-term debt.....................................  $    4,505   $    4,551
  Accounts payable....................................     266,712      269,226
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................     138,082      159,226
  Accrued compensation................................      70,738       88,578
  Other accrued liabilities...........................      82,526       75,904
                                                        ----------   ----------
    Total current liabilities.........................     562,563      597,485
Long-term debt, net of current portion................     765,004      810,263
Deferred tax liabilities..............................          --        7,384
Other liabilities.....................................      19,700       20,461
Commitments and contingencies
Mandatorily redeemable convertible preferred stock,
 $.001 par value, 50,000 shares authorized, 256 shares
 issued and outstanding...............................     295,006      289,621
Shareholders' equity:
  Common stock, $.001 par value, 200,000 shares
   authorized, 64,020 and 63,793 shares outstanding,
   respectively.......................................          66           65
  Additional paid-in capital..........................     623,294      622,783
  Retained earnings (accumulated deficit).............    (388,958)      67,307
  Treasury stock, at cost.............................     (10,425)     (10,425)
  Accumulated other comprehensive loss................      (3,025)      (3,618)
                                                        ----------   ----------
    Total shareholders' equity........................     220,952      676,112
                                                        ----------   ----------
    Total liabilities and shareholders' equity........  $1,863,225   $2,401,326
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                            -------------------
                                                              2002       2001
                                                            ---------  --------
Revenues..................................................  $ 862,989  $992,901
Cost of services..........................................    742,692   816,206
                                                            ---------  --------
Gross profit..............................................    120,297   176,695
Selling, general and administrative expenses..............     96,092   119,612
Provision for doubtful accounts...........................      2,437     2,314
Amortization of goodwill..................................         --     9,100
                                                            ---------  --------
  Operating income........................................     21,768    45,669
Other income (expense):
  Interest income.........................................        137       216
  Interest expense........................................    (18,347)  (22,672)
  Other, net..............................................      1,065       140
                                                            ---------  --------
Income from continuing operations before income tax
 provision and cumulative effect of change in accounting
 principle................................................      4,623    23,353
Income tax provision......................................      1,942    10,937
                                                            ---------  --------
Income from continuing operations before cumulative effect
 of change in accounting principle........................      2,681    12,416
Income (loss) from discontinued operations, net of tax....       (571)    1,380
Loss on disposal of discontinued operations, net of tax...     (1,132)       --
                                                            ---------  --------
Income before cumulative effect of change in accounting
 principle................................................        978    13,796
Cumulative effect of change in accounting principle, net
 of tax...................................................   (451,858)       --
                                                            ---------  --------
Net income (loss).........................................   (450,880)   13,796
Less convertible preferred stock dividends................     (5,385)   (5,017)
                                                            ---------  --------
Net income (loss) available to common shareholders........  $(456,265) $  8,779
                                                            =========  ========
Basic earnings per share:
  Income (loss) from continuing operations before
   cumulative effect of change in accounting principle....  $   (0.04) $   0.12
  Income (loss) from discontinued operations, net of tax..      (0.01)     0.02
  Loss on disposal of discontinued operations, net of
   tax....................................................      (0.02)       --
                                                            ---------  --------
  Income (loss) before cumulative effect of change in
   accounting principle...................................      (0.07)     0.14
  Cumulative effect of change in accounting principle, net
   of tax.................................................      (7.06)       --
                                                            ---------  --------
  Net income (loss).......................................  $   (7.13) $   0.14
                                                            =========  ========
  Weighted average shares outstanding.....................     64,037    64,387
                                                            =========  ========
Diluted earnings per share:
  Income (loss) from continuing operations before
   cumulative effect of change in accounting principle....  $   (0.04) $   0.12
  Income (loss) from discontinued operations, net of tax..      (0.01)     0.02
  Loss on disposal of discontinued operations, net of
   tax....................................................      (0.02)       --
                                                            ---------  --------
  Income (loss) before cumulative effect of change in
   accounting principle...................................      (0.07)     0.14
  Cumulative effect of change in accounting principle, net
   of tax.................................................      (7.06)       --
                                                            ---------  --------
  Net income (loss).......................................  $   (7.13) $   0.14
                                                            =========  ========
  Weighted average shares outstanding.....................     64,037    64,526
                                                            =========  ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                   For the Three Months Ended March 31, 2002
                                 (In thousands)
                                  (Unaudited)

                            Common Stock
                         ------------------
                                                         Retained              Accumulated
                                            Additional   Earnings                 Other         Total
                           Shares            Paid-in-  (Accumulated Treasury  Comprehensive Shareholders'
                         Outstanding Amount  Capital     Deficit)    Stock        Loss         Equity
                         ----------- ------ ---------- ------------ --------  ------------- -------------
BALANCE, December 31,
 2001...................   63,793     $65    $622,783   $  67,307   $(10,425)    $(3,618)     $ 676,112
Shares purchased under
 stock purchase and
 option plans...........      227       1         511          --         --          --            512
Net losses on interest
 rate swaps.............       --      --          --          --         --        (215)          (215)
Reclassification
 adjustments............       --      --          --          --         --         808            808
Net loss................       --      --          --    (450,880)        --          --       (450,880)
Convertible preferred
 stock dividends........       --      --          --      (5,385)        --          --         (5,385)
                           ------     ---    --------   ---------   --------     -------      ---------
BALANCE, March 31,
 2002...................   64,020     $66    $623,294   $(388,958)  $(10,425)    $(3,025)     $ 220,952
                           ======     ===    ========   =========   ========     =======      =========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           -------------------
                                                             2002       2001
                                                           ---------  --------
Cash flows from operating activities:
  Net income (loss)....................................... $(450,880) $ 13,796
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle,
     net of tax...........................................   451,858        --
    Loss (income) from discontinued operations, net of
     tax..................................................       571    (1,380)
    Loss on disposal of discontinued operations, net of
     tax..................................................     1,132        --
    Depreciation and amortization.........................     9,273    17,735
    Provision for doubtful accounts.......................     2,437     2,314
    Other non-cash charges................................     1,050       855
    Changes in operating assets and liabilities:
      Accounts receivable.................................    38,516    46,467
      Costs and estimated earnings in excess of billings
       on uncompleted contracts...........................    (6,917)   (2,366)
      Prepaid expenses and other current assets...........      (855)    7,985
      Billings in excess of costs and estimated earnings
       on uncompleted contracts...........................   (20,019)  (16,143)
      Accounts payable and accrued liabilities............     5,597   (46,966)
      Change in other assets and liabilities..............     7,191     2,993
                                                           ---------  --------
        Net cash provided by operating activities.........    38,954    25,290
                                                           ---------  --------
Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired........      (176)   (7,525)
  Purchases of property and equipment.....................    (5,670)  (10,400)
  Proceeds from sales of businesses, property and
   equipment..............................................    10,190     3,391
                                                           ---------  --------
        Net cash provided by (used in) investing
         activities.......................................     4,344   (14,534)
                                                           ---------  --------
Cash flows from financing activities:
  Net payments on short-term debt.........................       (39)     (389)
  Payments on long-term debt..............................  (158,600) (181,200)
  Proceeds from long-term debt borrowings.................   113,100   176,200
  Purchase of treasury stock..............................        --    (2,816)
  Issuance of stock under employee stock purchase and
   stock option plans.....................................       500       554
                                                           ---------  --------
        Net cash used in financing activities.............   (45,039)   (7,651)
                                                           ---------  --------
Net cash flows from discontinued operations...............      (740)   (9,700)
                                                           ---------  --------
Net decrease in cash and cash equivalents.................    (2,481)   (6,595)
Cash and cash equivalents, beginning of period............    20,572    10,094
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $  18,091  $  3,499
                                                           =========  ========
Supplemental disclosure of cash flow information:
  Interest paid........................................... $   8,397  $ 18,906
  Income taxes paid (refunded), net.......................   (10,127)    8,853

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)
                                  (Unaudited)

1. BUSINESS AND ORGANIZATION

   Encompass Services Corporation ("Encompass", or the "Company"), a Texas corporation, provides electrical, mechanical and cleaning systems services to commercial, industrial and residential customers nationwide, including construction, installation and maintenance.

   The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the separate audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2001 as filed in the Company's Annual Report on Form 10-K.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

   Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establish new accounting and reporting requirements for goodwill and other intangible assets. Under the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. At January 1, 2002, net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using capitalization of earnings estimates and market multiples of earnings estimates. Significant estimates used in the methodologies included estimates of future earnings, future growth rates, weighted average cost of capital and market valuation multiples for each reporting unit.

   Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized a charge of $451,858, or $7.06 per share, net of tax benefit of $48,218, at January 1, 2002, which is shown as a cumulative effect of a change in accounting principle in the consolidated condensed statement of operations. This non-cash impairment charge has no impact on the calculation of financial covenants under the Company's debt agreements.

   Also as prescribed by SFAS No. 142, the Company reclassified the unamortized balance of its acquired dedicated workforce, which was $5,623 at January 1, 2002, from intangible assets to goodwill.

   The carrying amount of goodwill attributable to each reportable operating segment was as follows:

                             Commercial/     Residential Cleaning
                         Industrial Services  Services   Systems     Total
                         ------------------- ----------- --------  ----------
Balance at December 31,
 2001...................     $1,101,394       $ 99,126   $85,105   $1,285,625
Reclassification of
 value of dedicated
 workforce to goodwill..          4,430          1,193        --        5,623
Impairment charge.......       (448,235)            --   (51,841)    (500,076)
                             ----------       --------   -------   ----------
Balance at January 1,
 2002...................     $  657,589       $100,319   $33,264   $  791,172
                             ==========       ========   =======   ==========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)


   The following unaudited pro forma results of operations data for the three months ended March 31, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

                                                              For the three
                                                              months ended
                                                                March 31,
                                                            ------------------
                                                              2002      2001
                                                            ---------  -------
Net income (loss) as reported.............................. $(450,880) $13,796
Add: cumulative effect of change in accounting principle,
 net of tax................................................   451,858       --
Add: goodwill amortization.................................        --    8,506
Add: amortization of acquired dedicated workforce..........        --      444
Less: tax benefit of deductible goodwill amortization......        --     (497)
                                                            ---------  -------
Adjusted net income........................................ $     978  $22,249
                                                            =========  =======
Basic EPS:
  Net income (loss)........................................ $   (7.13) $  0.14
  Add: cumulative effect of change in accounting principle,
   net of tax..............................................      7.06       --
  Add: goodwill amortization...............................        --     0.13
  Add: amortization of acquired dedicated workforce........        --     0.01
  Less: tax benefit of deductible goodwill amortization....        --    (0.01)
                                                            ---------  -------
    Adjusted net income (loss)............................. $   (0.07) $  0.27
                                                            =========  =======
Diluted EPS:
  Net income (loss)........................................ $   (7.13) $  0.14
  Add: cumulative effect of change in accounting principle,
   net of tax..............................................      7.06       --
  Add: goodwill amortization...............................        --     0.13
  Add: amortization of acquired dedicated workforce........        --     0.01
  Less: tax benefit of deductible goodwill amortization....        --    (0.01)
                                                            ---------  -------
    Adjusted net income (loss)............................. $   (0.07) $  0.27
                                                            =========  =======

3. DISCONTINUED OPERATIONS

   During the three months ended March 31, 2002, the Company sold three business units in the Northeast region of the Company's Commercial/Industrial Services Group for aggregate cash proceeds of $9.6 million, resulting in a loss on sale of approximately $1.1 million, net of tax benefit. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002, these business units are classified as discontinued operations. Accordingly, the accompanying consolidated condensed statements of operations reflect the historical, after-tax results of these operations as "Income (loss) from discontinued operations, net of tax". These businesses generated aggregate revenues and operating income in 2001 of $80.0 million and $1.1 million, respectively.

   In addition, in September 2001, the Company discontinued its Global Technologies segment. Aggregate revenues from the discontinued Global Technologies segment and the businesses sold in 2002 were $6.4 million and $64.8 million for the three months ended March 31, 2002 and 2001, respectively.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)


4. DEBT

   Short- and long-term debt consists of the following:

                                                          March    December 31,
                                                         31, 2002      2001
                                                         --------  ------------
Revolving Credit Facility (8.2% and 7.4%,
 respectively).........................................  $ 49,350    $ 90,000
Term loans (5.6% and 6.1%, respectively)...............   290,364     294,000
Institutional term loan (5.8% and 7.0%, respectively)..    97,036      98,250
10 1/2% Senior Subordinated Notes .....................   335,000     335,000
Unamortized discount on 10 1/2% Senior Subordinated
 Notes.................................................    (6,859)     (7,100)
Other borrowings.......................................     4,618       4,664
                                                         --------    --------
                                                          769,509     814,814
Less: short-term borrowings and current maturities.....    (4,505)     (4,551)
                                                         --------    --------
  Total long-term debt.................................  $765,004    $810,263
                                                         ========    ========

   While the Company remained in compliance with its financial covenants under the Credit Facility as of March 31, 2002, based on current forecasts, a significant reduction in debt will be required, depending on actual levels of EBITDA, to remain in compliance with financial covenants under the Credit Facility as of June 30, 2002 and beyond. Although the Company has achieved significant debt reduction over the past two quarters, and currently has approximately $150,000 in borrowing capacity, no assurance can be given that it will achieve the debt reduction necessary to remain in compliance. Consequently, the Company is initiating discussions with its senior lenders concerning possible modification of the Credit Facility. While the Company believes it maintains satisfactory relationships with its senior lenders and believes that a satisfactory resolution will be reached, there can be no assurance that the Company will, on a timely basis, be able to successfully negotiate new terms with its senior lenders that will be deemed acceptable by the Company. Failure to renegotiate its financial covenants would likely have a material adverse effect on the Company's business, commercial relationships, prospects and financial condition.

5. OPERATING SEGMENTS

   The Company has three reportable segments: Commercial/Industrial Services, Residential Services and Cleaning Systems. The Company's reportable segments are strategic business units that, for the most part, offer products and services to distinct customer groups. They are managed seperately because each segment requires different operating and marketing strategies. Intersegment transactions are not material.

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

   The Company evaluates performance based on income from operations before amortization of goodwill (applicable to periods prior to January 1, 2002) and unallocated corporate expenses. While amortization of goodwill was not considered in evaluating segment performance, the goodwill associated with each segment is included in the total assets of each segment.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)


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

                          Commercial/
                          Industrial  Residential Cleaning
                           Services    Services   Systems  Corporate    Total
                          ----------- ----------- -------- ---------  ----------
THREE MONTHS ENDED MARCH
 31, 2002:
  Total revenues......... $  716,751   $ 74,453   $ 71,785 $     --   $  862,989
  Operating costs........    697,963     70,094     71,221    1,943      841,221
                          ----------   --------   -------- --------   ----------
  Operating income....... $   18,788   $  4,359   $    564 $ (1,943)  $   21,768
                          ==========   ========   ======== ========   ==========
  Capital expenditures... $    1,062   $  2,498   $    997 $  1,113   $    5,670
  Depreciation and
   amortization..........      5,946        574      1,430    1,323        9,273
THREE MONTHS ENDED MARCH
 31, 2001:
  Total revenues......... $  852,156   $ 73,917   $ 66,828 $     --   $  992,901
  Operating costs........    802,894     69,867     63,326    2,045      938,132
                          ----------   --------   -------- --------   ----------
  Segment operating
   earnings.............. $   49,262   $  4,050   $  3,502 $ (2,045)      54,769
                          ==========   ========   ======== ========
  Amortization of
   goodwill..............                                                  9,100
                                                                      ----------
  Operating income.......                                             $   45,669
                                                                      ==========
  Capital expenditures... $    7,633   $    615   $    909 $  1,243   $   10,400
  Depreciation and other
   amortization..........      6,315        593      1,196      531        8,635
TOTAL ASSETS:
  As of March 31, 2002... $1,466,607   $150,607   $102,068 $143,943   $1,863,225
  As of December 31,
   2001..................  1,980,868    148,394    148,740  123,324    2,401,326

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)


6. EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2002 and 2001.

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                            ------------------
                                                              2002      2001
                                                            ---------  -------
Income from continuing operations before cumulative effect
 of change in accounting principle......................... $   2,681  $12,416
Less: convertible preferred stock dividends................    (5,385)  (5,017)
                                                            ---------  -------
Income (loss) from continuing operations before cumulative
 effect of change in accounting principle available to
 common shareholders.......................................    (2,704)   7,399
Income (loss) from discontinued operations.................      (571)   1,380
Loss on disposal of discontinued operations................    (1,132)      --
Cumulative effect of change in accounting principle........  (451,858)      --
                                                            ---------  -------
Net income (loss) available to common shareholders......... $(456,265) $ 8,779
                                                            =========  =======
Basic earnings per share:
  Income (loss) from continuing operations before
   cumulative effect of change in accounting principle..... $   (0.04) $  0.12
  Income (loss) from discontinued operations...............     (0.01)    0.02
  Loss on disposal of discontinued operations..............     (0.02)      --
  Cumulative effect of change in accounting principle......     (7.06)      --
                                                            ---------  -------
  Net income (loss) per share--Basic....................... $   (7.13) $  0.14
                                                            =========  =======
  Weighted average shares outstanding--Basic...............    64,037   64,387
                                                            =========  =======
Diluted earnings per share:
  Income (loss) from continuing operations before
   cumulative effect of change in accounting principle..... $   (0.04) $  0.12
  Income (loss) from discontinued operations...............     (0.01)    0.02
  Loss on disposal of discontinued operations..............     (0.02)      --
  Cumulative effect of change in accounting principle......     (7.06)      --
                                                            ---------  -------
  Net income (loss) per share--Diluted..................... $   (7.13) $  0.14
                                                            =========  =======
  Weighted average shares outstanding--Diluted.............    64,037   64,526
                                                            =========  =======
Weighted average shares:
  Weighted average shares outstanding--Basic...............    64,037   64,387
  Common stock equivalents from stock options and
   warrants................................................        --      139
                                                            ---------  -------
  Weighted average shares outstanding--Diluted.............    64,037   64,526
                                                            =========  =======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
                                  (Unaudited)


7. COMPREHENSIVE INCOME

   The following table reconciles net income (loss) to comprehensive income
(loss) for the three-month periods ended March 31, 2002 and 2001.

                                                               Three Months
                                                              Ended March 31,
                                                             ------------------
                                                               2002      2001
                                                             ---------  -------
Net income (loss)........................................... $(450,880) $13,796
Other comprehensive income (loss):
  Cumulative effect attributed to adoption of SFAS 133......        --   (1,488)
  Net losses on interest rate swaps.........................      (215)  (1,455)
  Reclassification adjustments..............................       808      106
                                                             ---------  -------
  Total comprehensive income (loss)......................... $(450,287) $10,959
                                                             =========  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  INTRODUCTION

   Encompass Services Corporation ("Encompass," or the "Company") is one of the largest providers of facilities services in the United States. The Company provides electrical and mechanical contracting services and cleaning and maintenance management services to commercial, industrial and residential customers nationwide, including construction, installation and maintenance. Encompass operates in three reportable segments: Commercial/Industrial Services, Residential Services and Cleaning Systems. See Note 5 of Notes to Consolidated Condensed Financial Statements for a description of each of these reportable segments. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for discussion of critical accounting policies.

                             RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001

   Operating results for the three months ended March 31, 2002 and 2001 are summarized as follows (in millions):

                                           Three Months Ended Three Months Ended
                                             March 31, 2002     March 31, 2001
                                           ------------------ ------------------
                                                    Operating          Operating
                                           Revenues  Income   Revenues  Income
                                           -------- --------- -------- ---------
Commercial/Industrial Services............  $716.7    $18.8    $852.2    $49.2
Residential Services......................    74.5      4.4      73.9      4.1
Cleaning Systems..........................    71.8      0.6      66.8      3.5
Corporate.................................      --     (2.0)       --     (2.0)
Amortization of goodwill..................      --       --        --     (9.1)
                                            ------    -----    ------    -----
  Total...................................  $863.0    $21.8    $992.9    $45.7
                                            ======    =====    ======    =====

   Segment Results. Commercial/Industrial Services Group revenues decreased 16% to $716.7 million for the three months ended March 31, 2002 compared to the comparable period in 2001 primarily as a result of the decline in revenues from the technology and telecommunications sector and the general economic slowdown. Commercial/Industrial Services operating income decreased 62% to $18.8 million in the three months ended March 31, 2002 period compared to the comparable period in 2001, primarily as a result of increased pricing pressures on projects as a result of deteriorating economic conditions and reduced levels of work done for customers in the higher margin technology and telecommunications sector. Residential Services Group revenues increased 1% to $74.5 million and operating income increased 8% to $4.4 million, reflecting improved market conditions in key housing markets and increased penetration of certain markets. Cleaning Systems Group revenues increased 7% to 71.8 million primarily as a result of an increased volume of national service contracts. Cleaning Systems operating income declined 84% to $0.6 million due primarily to service disruption caused by the bankruptcy filing of a significant retail customer and weak performance in the group's West Coast contract management operations.

   Revenues. Revenues decreased $129.9 million, or 13%, to $863.0 million for the three months ended March 31, 2002 from $992.9 million for the three months ended March 31, 2001. The decrease is primarily attributable to decreases in revenues from technology and telecommunications customers in the West and Southwest regions of the Company's Commercial/Industrial Services Group and as a result of the general deterioration in the overall economic environment. The U.S. Department of Commerce March 2002 construction report indicated that non-residential construction fell approximately 19% (seasonally adjusted annual rate) from March 2001 to March 2002.

   Gross profit. Gross profit decreased $56.4 million, or 32%, to $120.3 million for the three months ended March 31, 2002 from $176.7 million for the three months ended March 31, 2001. This decrease in gross profit is primarily due to increased pricing pressures on projects as a result of weaker economic conditions and reduced levels of work done for customers in the higher margin technology and telecommunications sectors.

   Gross profit margin decreased to 13.9% for the three months ended March 31, 2002 compared to 17.8% for the three months ended March 31, 2001. This decline is primarily attributable to the lower volume of technology projects in 2002 which tend to be higher margin and increased price competition as a result of general economic weakness.

   Selling, general and administrative expenses. Selling, general and administrative expenses decreased $23.5 million, or 20%, to $96.1 million for the three months ended March 31, 2002 from $119.6 million for the three months ended March 31, 2001. The decrease in these expenses is primarily attributable to lower volumes of work than in the prior year period, integration-related cost savings and cost-reduction initiatives. As a percentage of revenues, selling, general and administrative expenses decreased to 11.1% for the three months ended March 31, 2002 from 12.0% for the three months ended March 31, 2001. This decreased percentage is primarily due to integration-related cost savings and the elimination of overhead positions from other cost-reduction initiatives.

   Amortization of goodwill. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 effective January 1, 2002, the Company recorded no goodwill amortization in 2002. See Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion. Goodwill amortization for the three months ended March 31, 2001 was $9.1 million.

   Other income (expense). Other income (expense) primarily includes net interest expense of $18.2 million for the three months ended March 31, 2002, reflecting a $4.2 million decrease from the three months ended March 31, 2001. Net interest expense was lower in 2002 primarily as a result of lower average debt balances oustanding.

   Income tax provision. As a result of lower earnings before taxes, the income tax provision decreased $9.0 million to $1.9 million for the three months ended March 31, 2002 from $10.9 million for the three months ended March 31, 2001. The effective tax rate for the three months ended March 31, 2002 was 42% compared to 46.8% for the three months ended March 31, 2001. The decline in the effective tax rate is due to the elimination of non-deductible goodwill amortization in 2002 due to adoption of the provisions of SFAS No. 142 effective January 1, 2002. See Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Income (loss) from discontinued operations, net of tax. The Company recorded a combined loss, net of tax, from three business units sold during the first quarter of 2002 of $0.6 million for the three months ended March 31, 2002 compared to income, net of tax, from these discontinued operations as well as those of the discontinued Global Technologies segment of $1.4 million for the three months ended March 31, 2001. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Loss on disposal of discontinued operations, net of tax. The Company recorded a loss on the sale of the three business units sold in the three months ended March 31, 2002 of $1.1 million, net of related income tax benefit of $0.8 million. These businesses were sold for aggregate net proceeds of $9.6 million. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Cumulative effect of change in accounting principle, net of tax. The cumulative effect of change in accounting principle, net of tax, represents a non-cash charge for impairment of goodwill, in accordance with the adoption of the provisions of Statement of Financial Accounting Standards ("SFAS") No.142 on January 1, 2002, of $451.9 million, net of tax benefit of $48.2 million. This non-cash impairment charge has no impact on the calculation of financial covenants under the Company's debt agreements. See Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its operations and growth primarily with internally generated funds and borrowings from commercial banks and other lenders. Management anticipates that the Company's cash flow from operations and existing borrowing capacity under its existing senior credit facility (the "Credit Facility") will be adequate to fund the Company's normal working capital needs, debt service requirements and planned capital expenditures for 2002. While the Company remained in compliance with its financial covenants under the Credit Facility as of March 31, 2002, based on current forecasts, a significant reduction in debt will be required, depending on actual levels of EBITDA, to remain in compliance with financial covenants under the Credit Facility as of June 30, 2002 and beyond. Although the Company has achieved significant debt reduction over the past two quarters, and currently has approximately $150 million in borrowing capacity, no assurance can be given that it will achieve the debt reduction necessary to remain in compliance. Consequently, the Company is initiating discussions with its senior lenders concerning possible modification of the Credit Facility. While the Company believes it maintains satisfactory relationships with its senior lenders and believes that a satisfactory resolution will be reached, there can be no assurance that the Company will, on a timely basis, be able to successfully negotiate new terms with its senior lenders that will be deemed acceptable by the Company. Failure to renegotiate its financial covenants would likely have a material adverse effect on the Company's business, commercial relationships, prospects and financial condition.

   The Company currently has a $700 million Credit Facility, consisting of approximately $400 million in Term Loans and a $300 million Revolving Credit Facility, increasing to $350 million once certain debt leverage ratios are achieved. Under the Revolving Credit Facility, $127.3 million was outstanding and, after letter of credit commitments, $147.4 million was available for borrowing at May 9, 2002. The Company is currently in compliance with all financial covenants under the Credit Facility.

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

   For the three months ended March 31, 2002, the Company generated $39.0 million of cash from operating activities, compared to $25.3 million for the three months ended March 31, 2001. Operating cash flow before changes in working capital and other operating accounts for the three months ended March 31, 2002 totaled $15.4 million compared to $33.3 million for the three months ended March 31, 2001. The decrease in 2002 compared to 2001 is primarily the result of lower profitability levels in 2002. Net changes in working capital and other operating accounts generated $23.6 million in the first quarter of 2002, primarily as a result of management focus on working capital management and a general business slowdown. Changes in working capital and other operating accounts utilized $8.0 million for the same period in 2001.

   For the three months ended March 31, 2002, the Company generated $4.3 million of cash in investing activities, as the $10.2 million of proceeds from the sales of three businesses and other assets more than offset capital expenditures of $5.7 million. The Company used cash of $14.5 million during the three months ended March 31, 2001. Capital expenditures in the first quarter of 2002 totaled $5.7 million, compared to $10.4 million for the comparable period in 2001, as management continued to defer discretionary capital spending in 2002.

   The Company used $45.0 million of cash for financing activities in the first three months of 2002, primarily representing the net repayment of amounts borrowed under the Company's Revolving Credit Facility. Financing activities used cash of $7.7 million in the first three months of 2001.

   Borrowings under the Credit Facility bear interest at variable rates, ranging from 2.0% to 3.75% over the Eurodollar Rate (as defined in the Credit Facility) and from 0.50% to 2.25% over the Alternate Base Rate (as defined in the Credit Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio.

   The Company has entered into interest rate swap agreements in the aggregate notional amount of $90 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At March 31, 2002, the Company's ratio of fixed rate debt to total debt was 50% and the weighted average interest rate on its total debt was 8.5%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at March 31, 2002, the ratio of fixed rate debt was 62% and the weighted average interest rate on its total debt was 9.0%.

   The Company has outstanding $335.0 million of 10 1/2% senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009.

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

   The Company has 256,191 shares of Convertible Preferred Stock outstanding, which are held by affiliates of Apollo Management IV, L.P. ("Apollo"). The Convertible Preferred Stock, if not otherwise converted, is redeemable in 2012, and is entitled to receive an annual dividend of 7.25% payable quarterly. Under the terms of the Convertible Preferred Stock agreement, until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated, at the option of the Company. However, the amended Credit Facility prohibits the payment of cash dividends until certain financial ratios are achieved. The Convertible Preferred Stock is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has appointed three members of the Company's Board of Directors. If the Company violates certain protective covenants, which include a total debt leverage covenant under the Investors' Rights Agreement, Apollo will have the right to appoint additional directors, such that the Apollo-appointed directors would constitute a majority of the Board of Directors. This debt leverage covenant calculation differs from the similar covenant included in the Credit Facility and is not as clearly defined. As such, the Company believes it is not conclusive as to whether or not a violation of such covenant has occurred. Regardless, the Company believes there is a substantial probability that the Company will violate this total debt leverage covenant in the second quarter of 2002. A violation of such total debt leverage covenant will not trigger a right of acceleration of the Company's obligations under any of its debt or preferred stock instruments.

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

   Particularly in connection with larger construction contracts, the Company is often required to post bid and/or performance bonds issued by a financial institution known as a surety. Such bonds provide a guarantee to the customer that the Company will perform under the terms of the contract and be able to pay its subcontractors and vendors. If the Company was to fail to perform its obligations under the contract, the customer would have the right to demand payment or services from the surety under the bond. The Company would then be obligated to reimburse the surety for any expenses or outlays that it incurred in the matter. The Company believes that it is unlikely that it will be required to fund any material surety claims in the foreseeable future.

Seasonality and Cyclicality

   A significant portion of the Company's business involves installation of mechanical and electrical systems in newly constructed commercial, industrial and residential facilities. The portion of the Company's business related to new construction is subject to seasonal fluctuations. Specifically, the demand for the Company's contracting services involving new construction is generally lower during the winter months, when construction activities are reduced as a result of inclement weather in many areas of the United States. In addition, the demand for mechanical maintenance, repair and replacement services also tends to be lower in the winter months due to lower air conditioning usage during these months. Accordingly, the Company expects its revenues and operating results generally will be lowest in the first fiscal quarter of the year.

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

New Accounting Pronouncements

   Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which establish new accounting and reporting requirements for goodwill and other intangible assets. Under the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. At January 1, 2002, net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using capitalization of earnings estimates and market multiples of earnings estimates. Significant estimates used in the methodologies included estimates of future earnings, future growth rates, weighted average cost of capital and market valuation multiples for each reporting unit.

   Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized a charge of $451.9 million, or $7.06 per share, net of tax benefit of $48.2 million, at January 1, 2002, which is shown as a cumulative effect of a change in accounting principle in the consolidated condensed statement of operations. This non-cash impairment charge has no impact on the calculation of financial covenants under the Company's debt agreements.

   Also as prescribed by SFAS No. 142, the Company reclassified the unamortized balance of its acquired dedicated workforce, which was $5.6 million at January 1, 2002, from intangible assets to goodwill. See Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, for the disposal of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company adopted the provisions of SFAS No. 144 as required effective January 1, 2002. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further discussion.

Risk Factors

   While the Company remained in compliance with its financial covenants under the Credit Facility as of March 31, 2002, based on current forecasts, a significant reduction in debt will be required, depending on actual levels of EBITDA, to remain in compliance with financial covenants under the Credit Facility as of June 30, 2002 and beyond. Although the Company has achieved significant debt reduction over the past two quarters, and currently has approximately $150 million in borrowing capacity, no assurance can be given that it will achieve the debt reduction necessary to remain in compliance. Consequently, the Company is initiating discussions with its senior lenders concerning possible modification of the Credit Facility. While the Company believes it maintains satisfactory relationships with its senior lenders and believes that a satisfactory resolution will be reached, there can be no assurance that the Company will, on a timely basis, be able to successfully negotiate new terms with its senior lenders that will be deemed acceptable by the Company. Failure to renegotiate its financial covenants would likely have a material adverse effect on the Company's business, commercial relationships, prospects and financial condition.

   The Company has a significant amount of debt in relation to its current level of operating income, which could limit the Company's flexibility with respect to obtaining additional financing in the future to fund working capital growth, debt service requirements or other purposes. This level of debt also increases the Company's vulnerability to further adverse economic and industry conditions and higher interest rates, and may place the Company at a competitive disadvantage compared to competitors with relatively less indebtedness.

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

   Particularly in connection with larger construction contracts, the Company is often required to post bid or performance bonds issued by a financial institution known as a surety. The surety industry has become an unsettled and volatile market in recent months, in the aftermath of certain notable corporate bankruptcies with significant surety exposure, other recent loss exposures and other factors. Collectively, these events have caused certain reinsurers and sureties to reevaluate their committed levels of underwriting and required returns. The ultimate impact of these developments, if any, on the surety market in general, or the Company specifically, cannot be determined at this time. Historically, as needed in the normal course of operations, the Company has been able to secure bid and performance bonds from its two current surety sources. The Company continues to seek opportunities to expand it surety relationships. However, given the uncertainty in the current surety market, there can be no assurance that the Company's available bonding capacity will be sufficient to satisfy its future bonding requirements.

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

   Apollo currently has appointed three members of the Company's Board of Directors. If the Company violates certain protective covenants, which include a total debt leverage covenant under the Investors' Rights Agreement, Apollo will have the right to appoint additional directors, such that the Apollo-appointed directors would constitute a majority of the Board of Directors. This debt leverage covenant calculation differs from the similar covenant included in the Credit Facility and is not as clearly defined. As such, the Company believes it is not conclusive as to whether or not a violation of such covenant has occurred. Regardless, the Company believes there is a substantial probability that the Company will violate this total debt leverage covenant in the second quarter of 2002. A violation of such total debt leverage covenant will not trigger a right of acceleration of the Company's obligations under any of its debt or preferred stock instruments.

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

Forward Looking Statements

   This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: the level of demand for its services by multi-site customers; the level of interest rates, which affects demand for the Company's services and its interest expense; the potential impact of any acquisition, disposition, merger, joint venture or any other significant financial transactions that could occur in the future; working capital requirements; and general economic conditions; as well as other factors listed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   The table below provides scheduled principal payment and fair value information about the Company's market-sensitive financial instruments as of March 31, 2002. The Company's major market risk exposure is interest rate volatility. The Company has entered into interest rate swap agreements in the aggregate notional amount of $90 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All items described below are stated in thousands of U.S. dollars. This information constitutes a "forward looking statement."

                                                                                            Fair Value at
     March 31, 2002        2002    2003     2004     2005      2006    Thereafter  Total    March 31, 2002
     --------------       ------  -------  -------  -------  --------  ---------- --------  --------------
Debt:
 Revolving Credit
  Facility..............  $   --  $    --  $    --  $49,350  $     --   $     --  $ 49,350     $ 49,350
 Average rate (a)                                       8.2%                           8.2%
 Term Credit
  Facilities............  $3,000  $ 4,000  $ 4,000  $ 4,000  $280,114   $ 92,286  $387,400     $387,400
 Average rate (a).......     5.7%     5.7%     5.7%     5.7%      5.7%       5.7%      5.7%
 Senior Subordinated
  Notes.................  $   --  $    --  $    --  $    --  $     --   $335,000  $335,000     $180,900
 Average rate (a).......                                                    10.5%     10.5%
 Other Borrowings.......  $  505  $ 1,613  $ 2,500  $    --  $     --   $     --  $  4,618     $  4,618
 Average rate...........     9.5%     6.0%     7.5%
Interest Rate Swaps:
 Notional amounts-
  variable to fixed.....  $   --  $50,000  $40,000       --        --         --  $ 90,000     $ (5,470)
 Average pay rate.......      --      6.7%     6.7%      --        --         --       6.7%
 Average receive rate
  (a)...................      --      1.8%     1.8%      --        --         --       1.8%

--------
(a) Represents weighted average rate at March 31, 2002.

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

   None.

    (b) Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENCOMPASS SERVICES CORPORATION

Date: May 15, 2002                        By:  /s/ Darren B. Miller
                                             __________________________________
                                                    Darren B. Miller
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (principal financial officer)

Date: May 15, 2002                        By:  /s/ L. Scott Biar
                                             __________________________________
                                                      L. Scott Biar
                                           Vice President and Chief Accounting
                                                         Officer
                                             (principal accounting officer)