Form 10-K/A
period 2001-12-31
ENCOMPASS SERVICES CORP
filed 2002-07-02
CIK 1039690

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

                               -----------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

              For the transition period from        to

                          Commission File No. 1-13565


                        ENCOMPASS SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                       Texas                   76-0535259
                  (State or other           (I.R.S. Employer
                  jurisdiction of        Identification Number)
                 incorporation or
                   organization)

                         3 Greenway Plaza, Suite 2000
                             Houston, Texas 77046
                    (Address of principal executive office)
                                 713-860-0100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                Title of each class         which registered
                -------------------     ------------------------
              Common stock, par value
                       $0.001            New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of June 28, 2002, (i) there were 64,280,367 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding and (ii) the aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date) was $35,908,704. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.


================================================================================

                               TABLE OF CONTENTS

                                    PART II

Item 6. Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 8. Financial Statements and Supplementary Data.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

* Items omitted from this Form 10-K/A are included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2002, or in the Company's Form 10-K/A, as filed with the Securities and Exchange Commission on April 30, 2002.

  Item included in this Form 10-K/A reflect the following changes from the corresponding items included in the Company's Annual Report on Form 10-K, as filed on March 14, 2002. During the three months ended March 31, 2002, the Company sold three business units. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted January 1, 2002, these business units are classified as discontinued operations. Accordingly, the amounts disclosed herein have been restated to classify these business units as discontinued operations and, therefore, to reflect the historical, after-tax results of these operations as "Income (loss) from discontinued operations, net of tax." See Note 17 herein for further discussion. Also, effective January 1, 2002, the registrant adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The accompanying audited consolidated financial statements include the transitional disclosures required by SFAS No. 142. See Note 18. No other changes to the previously filed consolidated financial statements are included herein.

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

                                                               For the Years Ended December 31,
                                                     ---------------------------------------------------
                                                        2001        2000        1999      1998     1997
                                                     ----------  ----------  ---------- -------- -------
                                                            (in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues............................................ $3,825,268  $3,902,734  $1,731,649 $787,644 $70,101
Gross profit........................................    603,682     694,684     342,309  167,406  11,244
Selling, general and administrative expenses........    443,432     431,019     195,215   95,939  11,771
Provision for doubtful accounts.....................     37,258       6,894         766      732       5
Amortization of goodwill and other intangible assets     36,274      32,724      15,620    7,557      --
Other operating costs...............................         --      20,000       8,020       --      --
                                                     ----------  ----------  ---------- -------- -------
Operating income (loss).............................     86,718     204,047     122,688   63,178    (532)
Income (loss) from continuing operations............    (14,413)     59,257      51,951   46,219   1,443
Income (loss) before extraordinary loss.............    (51,126)     63,353      53,062   46,219   1,443
Net income (loss)...................................    (51,126)     55,296      53,062   46,219   1,443
Convertible preferred stock dividends...............    (20,612)    (16,568)         --       --      --
                                                     ----------  ----------  ---------- -------- -------
Net income (loss) available to common shareholders.. $  (71,738) $   38,728  $   53,062 $ 46,219 $ 1,443
                                                     ==========  ==========  ========== ======== =======
Income (loss) from continuing operations per share:
   Basic............................................ $    (0.55) $     0.72  $     1.25 $   0.93 $  0.20
   Diluted..........................................      (0.55)       0.70        1.19     0.90    0.20
Net income (loss) per share:
   Basic............................................ $    (1.12) $     0.65  $     1.28 $   0.93 $  0.20
   Diluted..........................................      (1.12)       0.63        1.21     0.90    0.20
Weighted average shares outstanding:
   Basic............................................     63,845      59,234      41,538   49,885   7,104
   Diluted..........................................     63,845      61,089      46,406   51,161   7,332
ADJUSTED DATA TO EXCLUDE AMORTIZATION OF GOODWILL,
 NET OF TAX EFFECT (a):
Income (loss) before extraordinary loss............. $  (17,441) $   93,919  $   67,880
Net income (loss)...................................    (17,441)     85,862      67,880
Basic earnings (loss) per share..................... $    (0.60) $     1.17  $     1.63
Diluted earnings (loss) per share...................      (0.60)       1.17        1.53

                                                                    As of December 31,
-                                                  ----------------------------------------------------
                                                      2001       2000       1999       1998      1997
                                                   ---------- ---------- ---------- ---------- --------
                                                                      (In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents......................... $   20,572 $   10,094 $   17,085 $  213,096 $528,972
Working capital...................................    324,236    491,335    220,431    307,390  528,235
Total assets......................................  2,401,326  2,697,882  1,313,754  1,043,922  539,159
Total debt........................................    814,814    967,411    600,178      5,454    3,232
Mandatorily redeemable convertible preferred stock    289,621    269,009         --         --       --
Shareholders' equity..............................    676,112    763,875    428,757    837,537  529,480

--------
(a) Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. See Note 18 to the Consolidated Financial Statements included elsewhere herein for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the consolidated financial statements of Encompass Services Corporation ("Encompass" or the "Company") and notes thereto, included elsewhere herein. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the forward-looking statements. See "Forward Looking Statements" and "Risk Factors".

Introduction

   Encompass is one of the largest providers of facilities services in the United States. The Company provides electrical and mechanical contracting services and cleaning and maintenance management services to commercial, industrial and residential customers nationwide, including construction, installation and maintenance. On February 22, 2000, the shareholders of GroupMAC and Building One approved the merger of the two companies (the "Merger"). In connection with the Merger, GroupMAC changed its name to Encompass Services Corporation.

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

   Accounts receivable collectibility represents another significant accounting policy. Company business units grant credit, generally without collateral, to their customers, which primarily include general contractors, property owners and developers, governmental agencies, educational and medical institutions, and commercial and industrial companies in a variety of industries. The Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company is entitled to payment for work performed and often has certain lien rights that can be attached to the work performed. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when future collection is considered doubtful. Historically, receivables collectibility has not been a significant issue in the facilities services industry, particularly with respect to new construction. However, the Company recorded provisions for bad debts totaling $37.3 million from continuing operations during 2001, compared to $6.9 million in 2000. The significant increase is primarily attributable to the collapse of the telecommunications industry discussed below and, to a lesser extent, the general economic downturn which contributed to financial difficulties of certain customers outside the technology sector.

   Included in the Company's customer base are a number of companies involved in the telecommunications industry, including fiber-optic network companies, wireless phone companies and high-speed Internet providers. During 2001, many companies in the telecommunications sector, including some of the Company's customers, experienced a dramatic reduction in the amount of new capital available to them, upon which certain of them are reliant to successfully achieve their business plans. Consequently, the Company has experienced slower payment from certain customers, several of which have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During 2001, the Company provided allowances of $27.8 million in continuing operations and $17.7 million in the discontinued Global Technologies operations to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility.

   On September 25, 2001, the Company announced its decision to cease operations of its Global Technologies segment effective September 30, 2001. With the exception of some minor job wrap-up and receivables collection, substantially all of these operations have been terminated as of December 31, 2001. The shutdown of these operations represents the disposal of a business segment under Accounting Principles Board Opinion

("APB") No. 30. Accordingly, the amounts disclosed herein have been restated to reflect the historical, after-tax results of these operations as "Income (loss) from discontinued operations, net of tax". In connection with the decision to discontinue these operations, a charge of $26.5 million, net of the related income tax benefit of $7.8 million, was recorded in 2001 to provide for the estimated costs of disposal of these operations. Such estimated costs of disposal primarily consist of the write-off of non-deductible, unamortized goodwill of $12.0 million, net facility and equipment lease obligations of $12.4 million, net asset writedowns of $3.8 million and estimated net operating losses and severance costs incurred subsequent to September 30, 2001 of $6.1 million. See Note 16 of Notes to Consolidated Financial Statements for further discussion.

   During the three months ended March 31, 2002, the Company sold three business units for aggregate cash proceeds of $9.6 million. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002, these business units are also classified as discontinued operations. Accordingly, the amounts disclosed herein have been restated to reflect these businesses as discontinued operations.

Results of Operations

  Year ended December 31, 2001 compared to Year ended December 31, 2000

   Operating results for the years ended December 31, 2001 and 2000 are summarized as follows (in millions):

                                                                        Year ended          Year ended
                                                                     December 31, 2001   December 31, 2000
                                                                    ------------------  ------------------
                                                                              Operating           Operating
                                                                    Revenues   Income   Revenues   Income
                                                                    --------  --------- --------  ---------
Commercial/Industrial Services..................................... $3,218.4   $ 86.3   $3,362.5   $219.2
Residential Services...............................................    331.2     30.3      287.6     30.3
Cleaning Systems...................................................    293.1     17.7      265.2     16.6
Corporate and other................................................       --    (11.3)        --     (9.4)
Amortization of goodwill and other intangible assets...............       --    (36.3)        --    (32.7)
Merger and related charges and costs to exit certain activities and
  related costs....................................................       --       --         --    (20.0)
Eliminations.......................................................    (17.4)      --      (12.6)      --
                                                                    --------   ------   --------   ------
Total.............................................................. $3,825.3   $ 86.7   $3,902.7   $204.0
                                                                    ========   ======   ========   ======

   Segment Results. Commercial/Industrial Services Group revenues decreased 4% to $3,218.4 million in 2001 compared to 2000, despite the inclusion for the full year of the GroupMAC operations acquired in February 2000, primarily as a result of the decline in revenues from the technology and telecommunications sector and the general economic slowdown. Commercial/Industrial Services operating income decreased 61% to $86.3 million in 2001 compared to 2000, primarily as a result of increased pricing pressures on projects as a result of deteriorating economic conditions, a greater than normal level of losses recorded on certain fixed-price projects, reduced levels of work done for customers in the higher margin technology and telecommunications sector, and significant provisions for doubtful accounts largely attributable to telecommunications customers. Residential Services Group revenues increased 15%, reflecting a full year of the GroupMAC operations acquired in the February 2000 Merger. Residential Services operating income remained flat at $30.3 million, reflecting increased price competition in certain new construction markets. Cleaning Systems Group revenues increased 11% to 293.1 million and operating income increased 7% to $17.7 million, primarily as a result of an increased volume of national service contracts.

   Revenues. Revenues decreased $77.5 million, or 2%, to $3,825.3 million for the year ended December 31, 2001 from $3,902.7 million for the year ended December 31, 2000. The decrease is primarily attributable to decreases in revenues from technology and telecommunications customers in the West and Southwest regions of the Company's Commercial/Industrial Services Group partially offset by the inclusion of a full year of the GroupMAC businesses, which were acquired in the February 22, 2000 Merger, and an 11% increase in Cleaning Systems Group revenues.

   Gross profit. Gross profit decreased $91.0 million, or 13%, to $603.7 million for the year ended December 31, 2001 from $694.7 million for the year ended December 31, 2000. This decrease in gross profit is primarily due to increased pricing pressures on projects as a result of deteriorating economic conditions, a greater than normal level of losses recorded on certain fixed-price projects and reduced levels of work done for customers in the higher margin technology and telecommunications sectors.

   Gross profit margin decreased to 15.8% for the year ended December 31, 2001 compared to 17.8% for the year ended December 31, 2000. This decline is primarily attributable to the lower volume of technology projects in 2001 which tend to be higher margin, increased price competition as a result of general economic weakness, and the increased job losses on fixed-price projects mentioned above.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.4 million, or 3%, to $443.4 million for the year ended December 31, 2001 from $431.0 million for the year ended December 31, 2000. The increase in these expenses is primarily attributable to the inclusion of the GroupMAC operations for a full year of activity, partially offset by integration-related cost savings. As a percentage of revenues, selling, general and administrative expenses increased to 11.6% for the year ended December 31, 2001 from 11.0% for the year ended December 31, 2000. This increased percentage is primarily the result of increased costs to support the Company's branding, cross selling, training and internal growth initiatives, partially offset by integration-related cost savings.

   Provision for doubtful accounts. Provision for doubtful accounts increased $30.4 million to $37.3 million for the year ended December 31, 2001 from $6.9 million for the year ended December 31, 2000. This increase is primarily attributable to $27.8 million in charges recorded in 2001 to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets for the year ended December 31, 2001 increased $3.6 million, or 11%, to $36.3 million from $32.7 million for the year ended December 31, 2000. This increase primarily relates to the GroupMAC businesses that were acquired in the Merger and the impact of payments under contingent consideration agreements relating to previously acquired companies.

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

   Income tax provision. As a result of lower earnings before taxes, the income tax provision decreased $41.0 million to $16.0 million for the year ended December 31, 2001 from $57.0 million for the year ended December 31, 2000. The effective tax rate exceeds the statutory rate due primarily to non-deductible goodwill amortization. See Note 6 of Notes to Consolidated Financial Statements included herein.

   Income (loss) from discontinued operations, net of tax. The Company recorded a net loss from the discontinued Global Technologies segment and three businesses sold in 2002 of $10.2 million for the year ended December 31, 2001 compared to income from discontinued operations, net of tax, of $4.1 million for the prior year period. The loss in the year ended December 31, 2001 is due primarily to charges totaling approximately $14.0 million to reserve certain accounts receivable from customers in the telecommunications industry to management's best estimates of their ultimate collectibility and to lower volumes of work with customers in the technology and telecommunications sectors as projects were delayed or canceled due to the inability of many customers to access capital required to fund such projects.

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

  Year ended December 31, 2000 compared to Year ended December 31, 1999

   Operating results for the years ended December 31, 2000 and 1999 are summarized as follows (in millions):

                                                                        Year ended          Year ended
                                                                     December 31, 2000   December 31, 1999
                                                                    ------------------  ------------------
                                                                              Operating           Operating
                                                                    Revenues   Income   Revenues   Income
                                                                    --------  --------- --------  ---------
Commercial/Industrial Services..................................... $3,362.5   $219.2   $1,491.8   $132.9
Residential Services...............................................    287.6     30.3         --       --
Cleaning Systems...................................................    265.2     16.6      245.8     18.6
Corporate and other................................................       --     (9.4)        --     (5.2)
Amortization of goodwill and other intangibles assets..............       --    (32.7)        --    (15.6)
Merger and related charges and costs to exit certain activities and
  related costs....................................................       --    (20.0)        --       --
Restructuring and recapitalization charges.........................       --       --         --     (8.0)
Eliminations.......................................................    (12.6)      --       (6.0)      --
                                                                    --------   ------   --------   ------
Total.............................................................. $3,902.7   $204.0   $1,731.6   $122.7
                                                                    ========   ======   ========   ======

   Segment Results. Commercial/Industrial Services Group revenues increased 125% to $3,362.5 million in 2000 compared to 1999, primarily as a result of the inclusion of the GroupMAC businesses that were acquired in the Merger. For the same reason, Commercial/Industrial operating income increased 65% to $219.2 million in 2000 compared to 1999. All of the Residential Services Group was acquired from GroupMAC. Cleaning Systems Group revenues increased 8% to $265.2 million as a result of increased volume of regional and national service contracts. Operating income in the Cleaning Systems Group declined $2.0 million to $16.6 million, primarily as a result of increased bad debts and costs incurred to relocate the group headquarters in 2000.

   Revenues. Revenues increased $2,171.1 million, or 125%, to $3,902.7 million for the year ended December 31, 2000 from $1,731.6 million for the year ended December 31, 1999. This increase in revenues is attributable to the following:

  . $1,712.9 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $137.5 million relates to the incremental revenues contributed in the year ended December 31, 2000 by Commercial/Industrial Services Group companies acquired during or subsequent to the year ended December 31, 1999.

  . $301.3 million relates to internal growth in the Commercial/Industrial Services Group. This increase primarily relates to volume increases in the Midwest, California, Arizona, Colorado and Texas markets.

  .   $19.4 million relates to internal growth in the Cleaning Systems Group.

   Gross profit. Gross profit increased $352.4 million, or 103%, to $694.7 million for the year ended December 31, 2000 from $342.3 million for the year ended December 31, 1999. This increase in gross profit is attributable to the following:

  . $323.7 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $34.8 million relates to the incremental gross profit contributed in the year ended December 31, 2000 by Commercial/Industrial Services Group companies acquired during or subsequent to the year ended December 31, 1999.

  . Partially offsetting the above increases was a $6.1 million decrease in same store results related primarily to the negative impact of job contract losses in the California operations of the Commercial/Industrial Services Group and economic softness in the Southeastern United States.

   Gross profit margin decreased to 17.8% for the year ended December 31, 2000 compared to 19.8% for the year ended December 31, 1999. This decline primarily resulted from the decreased profitability of 11 eliminated business units and from a local management focus on achieving targeted growth levels that drove significant revenue growth at the expense of margin preservation. In addition, management believes that, during the first half of 2000, issues related to the Merger caused a significant amount of distraction among the operating leadership of the Company. In addition, the Merger resulted in a higher proportion of revenues for the year ended December 31, 2000 from mechanical and industrial business units, which traditionally have lower gross margins than electrical business units.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $235.8 million, or 121%, to $431.0 million for the year ended December 31, 2000 from $195.2 million for the year ended December 31, 1999. This increase in these expenses is attributable to the following:

  . $207.6 million relates to the GroupMAC businesses that were acquired in the Merger.

  . $18.2 million relates to the incremental selling, general and administrative expense incurred in the year ended December 31, 2000 by Commercial/Industrial Services Group companies acquired during or subsequent to the year ended December 31, 1999.

  . $10.0 million relates to internal growth in the Commercial/Industrial Services Group and Cleaning Systems Group. This increase primarily relates to supporting the revenue growth in the Texas, California, Arizona and Colorado markets.

   As a percentage of revenues, selling, general and administrative expenses decreased to 11.0% for the year ended December 31, 2000 from 11.3% for the year ended December 31, 1999. This decrease is a result of leveraging corporate, regional and operating unit overhead over a larger revenue base.

   Provision for doubtful accounts. Provision for doubtful accounts increased $6.1 million to $6.9 million for the year ended December 31, 2000 from $0.8 million for the year ended December 31, 1999. This increase is attributable to an increase of $2.6 million related to GroupMAC companies that were acquired in the Merger and same store increases due to higher revenues.

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets for the year ended December 31, 2000 increased $17.1 million, or 110%, to $32.7 million from $15.6 million for the year ended December 31, 1999. This increase primarily relates to (i) the GroupMAC businesses that were acquired in the Merger and (ii) the companies acquired during or subsequent to the year ended December 31, 1999.

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

   Other income (expense). Other income (expense) primarily includes net interest expense of $87.3 million for the year ended December 31, 2000, compared to $29.9 million for the year ended December 31, 1999. This change is primarily the result of increased borrowings related to the Merger and other acquisitions.

   Income tax provision. The income tax provision increased $15.9 million to $57.0 million for the year ended December 31, 2000 from $41.1 million for the year ended December 31, 1999. This increase primarily relates to the increased pretax earnings. The increase in the effective tax rate from 44.2% in 1999 to 49.0% in 2000 results primarily from higher non-deductible goodwill amortization as a proportion of pre-tax income.

   Income from discontinued operations, net of tax. The Company recorded income from discontinued operations totaling $4.1 million, net of tax, in 2000 compared to $1.1 million in 1999. See Notes 16 and 17 in the Notes to Consolidated Financial Statements included herein for further discussion.

   Extraordinary loss, net. The net of tax extraordinary loss of $8.1 million for the year ended December 31, 2000 relates to the write-off of deferred debt issuance costs associated with Building One's revolving credit facility, term credit facility and junior subordinated notes that were repaid in connection with the Merger.

Liquidity and Capital Resources

   The Company finances its operations and growth from internally generated funds and borrowings from commercial banks or other lenders. Management anticipates that the Company's cash flow from operations and borrowing capacity under its bank credit facilities, as amended effective as of June 26, 2002, will be adequate for the Company to fund its normal working capital needs, debt service requirements and planned capital expenditures for 2002.

   As of December 31, 2001, the Company had a $700 million Credit Facility, consisting of approximately $400 million in Term Loans and a $300 million Revolving Credit Facility, increasing to $350 million once certain debt leverage ratios are achieved. Effective as of June 26, 2002, the Company amended the Credit Facility (as amended, the "Amended Facility"). The Amended Facility consists of approximately $400 million in Term Loans and a $300 million Revolving Credit Facility, temporarily limited to $250 million until the funding of the Apollo investment discussed below.

   Under the Amended Facility, the Company is required to maintain compliance with the following financial covenants, measured as of the end of each fiscal quarter: (1) a minimum Fixed Charge Coverage Ratio (as defined); (2) a maximum ratio of senior debt to pro forma EBITDA (as defined); (3) a maximum ratio of Funded Debt (as defined) to pro forma EBITDA (as defined); (4) a minimum amount of Consolidated Net Worth (as defined); and (5) a maximum amount of capital expenditures. In addition, the Amended Facility restricts the Company's ability to make acquisitions, pay dividends, capital expenditures and investments and requires debt prepayment with future asset sales, issuances of debt or equity, and excess cash flow (as defined in the Amended Facility).

   On June 27, 2002, the Company entered into a Securities Purchase Agreement with affiliates of Apollo, whereby Apollo agreed to purchase $35.0 million of equity securities of the Company (the "Apollo Investment"). In connection therewith, the Company plans to enter into a rights offering whereby holders of common stock, certain options and warrants, and the Convertible Preferred Stock will receive rights to purchase up to $50.0 million of Company equity securities, including the Apollo Investment. If the rights offering is fully subscribed, the total amount raised, including the Apollo Investment, will be $72.5 million. Pursuant to the Amended Facility, proceeds from the $35.0 million Apollo Investment, net of up to $4.0 million of certain permitted expenses, are required to be applied against the terms loans, and 50 percent of the proceeds received from the rights offering in excess of the Apollo Investment, net of certain permitted expenses, will be applied toward permanent reduction of the revolving credit facility and the term loans under the Amended Facility, on a pro rata basis. In the event the Apollo Investment is not received by October 15, 2002, the Company will be in immediate default under the Amended Facility.

   For the years ended December 31, 2001, 2000 and 1999, the Company generated $231.4 million, generated $49.6 million and used $3.5 million of cash from operating activities, respectively. Operating cash flow before changes in working capital and other operating accounts for the year ended December 31, 2001 totaled $104.0 million compared to $139.5 million for the year ended December 31, 2000 and $85.7 million for the year ended December 31, 1999. The decrease in 2001 compared to 2000 is primarily the result of lower profitability levels in 2001. Net changes in working capital and other operating accounts generated $127.4 million in 2001, primarily as a result of management focus on working capital management and a general business slowdown. Changes in operating accounts utilized $89.9 million for the year ended December 31, 2000 and $89.2 million in 1999, primarily to support the growth in the Company's operations in all its business segments.

   For the year ended December 31, 2001, the Company used $53.1 million of cash in investing activities compared to $98.9 million for the year ended December 31, 2000 and $188.0 million for the year ended December 31, 1999. This decrease is primarily the result of a reduction in cash paid for acquisitions, which primarily consisted of payments of earned contingent consideration related to businesses acquired in prior years. Capital expenditures in 2001 totaled $41.6 million, compared to $42.1 million in 2000 and $27.3 million in 1999. Capital expenditures in 2001 primarily consisted of the expansion of facilities in certain markets and the investment in information systems to support the Company's integration and growth initiatives.

   The Company used $167.0 million of cash for financing activities in 2001, primarily representing the repayment of amounts borrowed under the Company's Revolving Credit Facility. In the aggregate, the Company repaid $153.3 million of indebtedness during 2001. Financing activities provided cash of $35.2 million for the year ended December 31, 2000 and used cash of $6.1 million in 1999.

   Borrowings under the Amended Facility bear interest at variable rates, ranging from 2.0% to 4.25% over the Eurodollar Rate (as defined in the Amended Facility) and from 0.50% to 2.75% over the Alternate Base Rate (as defined in the Amended Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio.

   The Company has entered into interest rate swap agreements, in the aggregate notional amount of $110 million as of December 31, 2001, to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At December 31, 2001, the Company's ratio of fixed rate debt to total debt was 41% and the weighted average interest rate on its total debt was 8.64%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at December 31, 2001, the ratio of fixed rate debt was 52% and the weighted average interest rate on its total debt was 9.19%.

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

   Concurrent with the closing of the Merger, affiliates of Apollo exchanged approximately $106 million of Building One convertible junior subordinated debentures and $150 million of cash for 256,191 shares of the Company's Convertible Preferred Stock. The Convertible Preferred Stock, if not otherwise converted, is redeemable in 2012, and is entitled to receive an annual dividend of 7.25% payable quarterly. Under the terms of the Convertible Preferred Stock agreement, until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated, at the option of the Company. However, the Amended Facility prohibits the payment of cash dividends. As a result, beginning in April 2003, the Convertible Preferred Stock will accrue dividends at an annual rate of 9.25%. However, such event does not trigger a right of acceleration of the Company's redemption obligation. The Convertible Preferred Stock is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has appointed three members of the Company's Board of Directors. Under the Investors' Rights Agreement, the Company is required to maintain a total debt leverage ratio (total debt to EBITDA, as defined) of 4.00 to 1. This debt leverage covenant differs from the similar covenant included in the Credit Facility and is not as clearly defined. The Company believes that it did not maintain a leverage ratio less than 4.00 to 1 during the second quarter of 2002. If such event is deemed both material and intentional, and so long as the requirements of the covenant are not met, Apollo would be entitled to appoint additional directors to the Company's Board of Directors, such that the Apollo-appointed directors would constitute a majority of the Board of Directors. Not meeting the total debt leverage covenant does not trigger a right of acceleration of the Company's obligations under any of its debt or outstanding participating preferred stock instruments.

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

   The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain insurance programs or to ensure performance under contracts. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. Generally, a letter of credit is released when the Company has performed the obligations that the letter of credit is securing. To date, the Company has not had a claim made against a letter of credit that resulted in a payment made by an issuer or the Company to the holder. The Company believes that it is unlikely that it will have to fund claims made under letters of credit in the foreseeable future.
   Particularly in connection with larger construction contracts, the Company is often required to post bid or performance bonds issued by a financial institution known as a surety. Such bonds provide a guarantee to the customer that the Company will perform under the terms of the contract and be able to pay its subcontractors and vendors. If the Company were to fail to perform its obligations under the contract, the customer would have the right to demand payment or services from the surety under the bond. The Company would then be obligated to reimburse the surety for any expenses or outlays that it incurred in the matter. The Company believes that it is unlikely that it will be required to fund any material surety claims in the foreseeable future.

   At December 31, 2001, the Company's contractual obligations are summarized as follows (in thousands):

                                   Less than
                                   one year   2003    2004     2005     2006   Thereafter   Total
                                   --------- ------- ------- -------- -------- ---------- ----------
Debt obligations..................  $ 4,551  $ 5,613 $ 6,500 $ 94,000 $283,000  $428,250  $  821,914
Convertible Preferred Stock.......       --       --      --       --       --   292,799     292,799
Operating leases..................   42,633   38,664  31,992   25,582   16,928    74,422     230,221
                                    -------  ------- ------- -------- --------  --------  ----------
Total contractual cash obligations  $47,184  $44,277 $38,492 $119,582 $299,928  $795,471  $1,344,934
                                    =======  ======= ======= ======== ========  ========  ==========

   In addition, the Company's other commercial commitments as of December 31, 2001 expire as follows (in thousands):

                  Less than
                  one year    2003    2004     2005     2006   Thereafter   Total
                  --------- -------- ------- -------- -------- ---------- ----------
Letters of credit  $ 1,083  $    374 $    -- $     -- $     --  $     --  $    1,457
                   =======  ======== ======= ======== ========  ========  ==========

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

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recording intangible assets other than goodwill in business combinations, noting that values allocated to dedicated workforce may not be reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized to expense.

   The Company adopted the provisions of SFAS No. 141 in July 2001 and the provisions of SFAS No. 142 effective January 1, 2002. At January 1, 2002, net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Based upon these impairment tests, the Company recognized a charge of $451.9 million, or $7.06 per share, net of tax benefit of $48.2 million, at January 1, 2002, which is shown as a cumulative effect of a change in accounting principle in the 2002 consolidated statement of operations. This non-cash impairment charge has no impact on the calculation of financial covenants under the Company's debt agreements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB No. 30, for the disposal of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. During the three months ended March 31, 2002, the Company sold three business units that are classified as discontinued operations in accordance with SFAS No. 144. Accordingly, the amounts disclosed herein have been restated to reflect these businesses as discontinued operations.

Risk Factors

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

   The Company's ability to satisfy its debt obligations and other cash needs will depend on, among other things, the Company's future operating performance and its ability to refinance or exchange debt when necessary. Each of these factors is, to a large extent, dependent on economic, capital market, competitive and other factors beyond the Company's control. The Company's future operating results are difficult to project and may be affected by a number of factors, including general economic conditions, the level of new construction of commercial and industrial facilities, commercial demand for replacement of electrical, HVAC and plumbing systems, new housing starts, the availability of qualified labor and project management personnel and other factors in areas in which the Company operates.

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

   As the holder of the Company's Convertible Preferred Stock and with the pending Apollo Investment, Apollo is able to exert significant influence over the election of the Company's directors and matters submitted to shareholders, as well as over the Company's business operations. So long as Apollo beneficially owns at least 25% of the Company's common stock underlying the Convertible Preferred Stock, Apollo has the right to purchase for cash any common stock equivalent that the Company offers in a private placement and the right to preclude the Company from entering into various types of transactions or making certain changes in capital structure or management without Apollo's consent.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has appointed three members of the Company's Board of Directors. Under the Investors' Rights Agreement, the Company is required to maintain a total debt leverage ratio (total debt to EBITDA, as defined) of 4.00 to 1. This debt leverage covenant differs from the similar covenant included in the Credit Facility and is not as clearly defined. The Company believes that it did not maintain a leverage ratio less than 4.00 to 1 during the second quarter of 2002. If such event is deemed both material and intentional, and so long as the requirements of the covenant are not met, Apollo would be entitled to appoint additional directors to the Company's Board of Directors, such that the Apollo-appointed directors would constitute a majority of the Board of Directors. Not meeting the total debt leverage covenant does not trigger a right of acceleration of the Company's obligations under any of its debt or outstanding participating preferred stock instruments.

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

Forward Looking Statements

   This Annual Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: the level of demand for its services by multi-site customers; the level of interest rates, which affects demand for the Company's services and its interest expense; the potential impact of any acquisition, disposition, merger, joint venture or any other significant financial transactions that could occur in the future;
working capital requirements; and general economic conditions; as well as other factors listed in this Annual Report and in the Company's most recent Form 10-Q.

Item 8. Financial Statements and Supplementory Data.

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

KPMG LLP

Houston, Texas
February 19, 2002, except as to Note 17, which is as of June 28, 2002

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 12, 2000, except as to Note 13, which is as of March 5, 2002, and Note 17, which is as of June 28, 2002

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except par value)

                                                                                        December 31,
                                                                                   ----------------------
                                      ASSETS                                          2001        2000
                                      ------                                       ----------  ----------
Current Assets:
   Cash and cash equivalents...................................................... $   20,572  $   10,094
   Accounts receivable, net of allowance of $45,344 and $17,270, respectively.....    728,203     969,469
   Inventories....................................................................     26,128      32,172
   Costs and estimated earnings in excess of billings on uncompleted contracts....    101,719     119,997
   Deferred tax assets............................................................     19,219      17,296
   Prepaid expenses and other current assets......................................     25,880      30,266
                                                                                   ----------  ----------
       Total current assets.......................................................    921,721   1,179,294
Property and equipment, net.......................................................    124,548     123,945
Goodwill, net.....................................................................  1,285,625   1,328,884
Other intangible assets, net......................................................     13,529      15,905
Deferred debt issuance costs, net.................................................     19,577      17,039
Other long-term assets............................................................     36,326      32,815
                                                                                   ----------  ----------
       Total assets............................................................... $2,401,326  $2,697,882
                                                                                   ==========  ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Current Liabilities:
   Short-term borrowings and current maturities of long-term debt................. $    4,551  $    5,805
   Accounts payable...............................................................    269,226     280,630
   Billings in excess of costs and estimated earnings on uncompleted contracts....    159,226     208,302
   Accrued compensation...........................................................     88,578     105,343
   Other accrued liabilities......................................................     74,915      76,494
   Due to related parties.........................................................        989      11,385
                                                                                   ----------  ----------
       Total current liabilities..................................................    597,485     687,959
Long-term debt, net of current portion............................................    810,263     961,606
Deferred tax liabilities..........................................................      7,384      11,029
Other long-term liabilities.......................................................     20,461       4,404
Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $.001 par value; 50,000 shares
  authorized; 256 shares issued and outstanding...................................    289,621     269,009
Shareholders' equity:
   Common stock, $.001 par value; 200,000 shares authorized; 63,793 and 63,501
     shares outstanding, respectively.............................................         65          64
   Additional paid-in capital.....................................................    622,783     624,926
   Retained earnings..............................................................     67,307     139,045
   Treasury stock, at cost........................................................    (10,425)       (160)
   Accumulated other comprehensive loss...........................................     (3,618)         --
                                                                                   ----------  ----------
       Total shareholders' equity.................................................    676,112     763,875
                                                                                   ----------  ----------
       Total liabilities and shareholders' equity................................. $2,401,326  $2,697,882
                                                                                   ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                                    Year Ended December 31,
                                                              ----------------------------------
                                                                 2001        2000        1999
                                                              ----------  ----------  ----------
Revenues..................................................... $3,825,268  $3,902,734  $1,731,649
Cost of services.............................................  3,221,586   3,208,050   1,389,340
                                                              ----------  ----------  ----------
   Gross profit..............................................    603,682     694,684     342,309
Selling, general and administrative expenses.................    443,432     431,019     195,215
Provision for doubtful accounts..............................     37,258       6,894         766
Amortization of goodwill and other intangible assets.........     36,274      32,724      15,620
Merger and related charges...................................         --       7,800          --
Costs to exit certain activities and related costs...........         --      12,200          --
Restructuring and recapitalization charges...................         --          --       8,020
                                                              ----------  ----------  ----------
   Operating income..........................................     86,718     204,047     122,688
Other income (expense):
   Interest income...........................................        966         825       5,737
   Interest expense..........................................    (84,311)    (88,101)    (35,618)
   Other, net................................................     (1,764)       (503)        255
                                                              ----------  ----------  ----------
Income from continuing operations before income tax provision      1,609     116,268      93,062
Income tax provision.........................................     16,022      57,011      41,111
                                                              ----------  ----------  ----------
Income (loss) from continuing operations.....................    (14,413)     59,257      51,951
Income (loss) from discontinued operations, net of tax.......    (10,222)      4,096       1,111
Loss on disposal of discontinued operations, net of tax......    (26,491)         --          --
                                                              ----------  ----------  ----------
Income (loss) before extraordinary loss......................    (51,126)     63,353      53,062
Extraordinary loss on debt settlement, net of tax............         --      (8,057)         --
                                                              ----------  ----------  ----------
Net income (loss)............................................    (51,126)     55,296      53,062
Less convertible preferred stock dividends...................    (20,612)    (16,568)         --
                                                              ----------  ----------  ----------
Net income (loss) available to common shareholders........... $  (71,738) $   38,728  $   53,062
                                                              ==========  ==========  ==========
Basic earnings (loss) per share:
   Income (loss) from continuing operations.................. $     (.55) $      .72  $     1.25
   Income (loss) from discontinued operations, net of tax....       (.16)        .07         .03
   Loss on disposal of discontinued operations, net of tax...       (.41)         --          --
                                                              ----------  ----------  ----------
   Income (loss) before extraordinary loss...................      (1.12)        .79        1.28
   Extraordinary loss on debt settlement, net of tax.........         --        (.14)         --
                                                              ----------  ----------  ----------
   Net income (loss)......................................... $    (1.12) $      .65  $     1.28
                                                              ==========  ==========  ==========
   Weighted average shares outstanding.......................     63,845      59,234      41,538
                                                              ==========  ==========  ==========
Diluted earnings (loss) per share:
   Income (loss) from continuing operations.................. $     (.55) $      .70  $     1.19
   Income (loss) from discontinued operations, net of tax....       (.16)        .07         .02
   Loss on disposal of discontinued operations, net of tax...       (.41)         --          --
                                                              ----------  ----------  ----------
   Income (loss) before extraordinary loss...................      (1.12)        .77        1.21
   Extraordinary loss on debt settlement, net of tax.........         --        (.14)         --
                                                              ----------  ----------  ----------
   Net income (loss)......................................... $    (1.12) $      .63  $     1.21
                                                              ==========  ==========  ==========
   Weighted average shares outstanding.......................     63,845      61,089      46,406
                                                              ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

                                (In thousands)

                                                                             Common Stock
                                                                     ----------------------------

                                                                                        Additional
                                                                       Shares            Paid-in   Retained  Treasury
                                                                     Outstanding Amount  Capital   Earnings   Stock
                                                                     ----------- ------ ---------- --------  --------
BALANCE, December 31, 1998..........................................    56,574    $ 56  $ 832,503  $ 47,255  $(41,832)
  Shares purchased under stock purchase and option plans............       233       1      1,811        --        --
  Common stock issued or to be issued in acquisitions...............     9,101       9     96,980        --        --
  Cancellation of treasury stock....................................        --      --    (41,832)       --    41,832
  Repurchase of shares in Tender Offer..............................   (30,773)    (31)  (562,973)       --        --
  Compensation expense related to options exercised in Tender Offer.        --      --      2,629        --        --
  Unrealized loss on marketable securities, net of tax of $179......        --      --         --        --        --
  Net income........................................................        --      --         --    53,062        --

  Total comprehensive income........................................        --      --         --        --        --
                                                                       -------    ----  ---------  --------  --------
BALANCE, December 31, 1999..........................................    35,135      35    329,118   100,317        --
  Shares purchased under stock purchase and option plans............       232      --      1,074        --        --
  Common stock issued in Merger.....................................    27,909      28    282,404        --        --
  Common stock issued or to be issued in other acquisitions.........       441       1     13,390        --        --
  Purchase of treasury stock........................................       (32)     --         --        --      (160)
  Shares received in settlement of litigation.......................      (184)     --     (1,060)       --        --
  Reclassification adjustment, net of tax of $476...................        --      --         --        --        --
  Net income........................................................        --      --         --    55,296        --
  Convertible preferred stock dividends.............................        --      --         --   (16,568)       --

  Total comprehensive income........................................        --      --         --        --        --
                                                                       -------    ----  ---------  --------  --------
BALANCE, December 31, 2000..........................................    63,501      64    624,926   139,045      (160)
  Shares purchased under stock purchase and option plans............       774      --      3,020        --        --
  Common stock issued in acquisitions...............................     1,129       1     (4,656)       --        --
  Purchase of treasury stock........................................    (1,382)     --         --        --    (9,130)
  Treasury stock acquired in connection with sales of businesses....      (301)     --         --        --    (1,519)
  Treasury stock issued in acquisitions.............................        72      --       (507)       --       384
  Cumulative effect of an accounting change, net of tax of $912.....        --      --         --        --        --
  Net losses on interest rate swaps, net of tax of $2,759...........        --      --         --        --        --
  Reclassification adjustments related to interest rate swaps,
   net of tax of $1,454.............................................        --      --         --        --        --
  Net loss..........................................................        --      --         --   (51,126)       --
  Convertible preferred stock dividends.............................        --      --         --   (20,612)       --

  Total comprehensive loss..........................................        --      --         --        --        --
                                                                       -------    ----  ---------  --------  --------
BALANCE, December 31, 2001..........................................    63,793    $ 65  $ 622,783  $ 67,307  $(10,425)
                                                                       =======    ====  =========  ========  ========


                                                                      Accumulated
                                                                         Other         Total         Total
                                                                     Comprehensive Shareholders' Comprehensive
                                                                         Loss         Equity     Income (Loss)
                                                                     ------------- ------------- -------------
BALANCE, December 31, 1998..........................................    $  (445)     $ 837,537
  Shares purchased under stock purchase and option plans............         --          1,812
  Common stock issued or to be issued in acquisitions...............         --         96,989
  Cancellation of treasury stock....................................         --             --
  Repurchase of shares in Tender Offer..............................         --       (563,004)
  Compensation expense related to options exercised in Tender Offer.         --          2,629
  Unrealized loss on marketable securities, net of tax of $179......       (268)          (268)    $   (268)
  Net income........................................................         --         53,062       53,062
                                                                                                   --------
  Total comprehensive income........................................         --             --     $ 52,794
                                                                        -------      ---------     ========
BALANCE, December 31, 1999..........................................       (713)       428,757
  Shares purchased under stock purchase and option plans............         --          1,074
  Common stock issued in Merger.....................................         --        282,432
  Common stock issued or to be issued in other acquisitions.........         --         13,391
  Purchase of treasury stock........................................         --           (160)
  Shares received in settlement of litigation.......................         --         (1,060)
  Reclassification adjustment, net of tax of $476...................        713            713     $    713
  Net income........................................................         --         55,296       55,296
  Convertible preferred stock dividends.............................         --        (16,568)
                                                                                                   --------
  Total comprehensive income........................................         --             --     $ 56,009
                                                                        -------      ---------     ========
BALANCE, December 31, 2000..........................................         --        763,875
  Shares purchased under stock purchase and option plans............         --          3,020
  Common stock issued in acquisitions...............................         --         (4,655)
  Purchase of treasury stock........................................         --         (9,130)
  Treasury stock acquired in connection with sales of businesses....         --         (1,519)
  Treasury stock issued in acquisitions.............................         --           (123)
  Cumulative effect of an accounting change, net of tax of $912.....     (1,488)        (1,488)    $ (1,488)
  Net losses on interest rate swaps, net of tax of $2,759...........     (4,503)        (4,503)      (4,503)
  Reclassification adjustments related to interest rate swaps,
   net of tax of $1,454.............................................      2,373          2,373        2,373
  Net loss..........................................................         --        (51,126)     (51,126)
  Convertible preferred stock dividends.............................         --        (20,612)
                                                                                                   --------
  Total comprehensive loss..........................................         --             --     $(54,744)
                                                                        -------      ---------     ========
BALANCE, December 31, 2001..........................................    $(3,618)     $ 676,112
                                                                        =======      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                     Year Ended December 31,
                                                                                ---------------------------------
                                                                                   2001        2000        1999
                                                                                ---------  -----------  ---------
Cash flows from operating activities:
  Net income (loss)............................................................ $ (51,126) $    55,296  $  53,062
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Loss (income) from discontinued operations, net of tax.....................    10,222       (4,096)    (1,111)
    Loss on disposal of discontinued operations, net of tax....................    26,491           --         --
    Extraordinary loss on debt settlement, net of tax..........................        --        8,057         --
    Depreciation and amortization..............................................    72,222       62,517     30,858
    Provision for doubtful accounts............................................    37,258        6,894        766
    Provision (benefit) for deferred income taxes..............................     2,579        4,453       (843)
    Other non-cash charges.....................................................     6,403        6,356      2,978
    Changes in operating assets and liabilities:
     Accounts receivable.......................................................   147,359     (199,791)   (89,156)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts...................................................    10,520       (6,649)   (22,849)
     Prepaid expenses and other current assets.................................    12,946       10,443    (11,635)
     Billings in excess of costs and estimated earnings on
       uncompleted contracts...................................................   (46,288)      56,153     15,778
     Accounts payable and accrued liabilities..................................    (7,252)      66,078     18,213
     Change in other assets and liabilities....................................    10,061      (16,074)       394
                                                                                ---------  -----------  ---------
       Net cash provided by (used in) operating activities.....................   231,395       49,637     (3,545)
                                                                                ---------  -----------  ---------
Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired.............................   (16,872)     (59,617)  (161,084)
  Purchases of property and equipment..........................................   (41,550)     (42,139)   (27,264)
  Proceeds from sales of businesses, property and equipment....................     5,370        4,994        584
  Other, net...................................................................        --       (2,098)      (258)
                                                                                ---------  -----------  ---------
       Net cash used in investing activities...................................   (53,052)     (98,860)  (188,022)
                                                                                ---------  -----------  ---------
Cash flows from financing activities:
  Net payments on short-term debt..............................................    (1,003)      (9,869)    (4,907)
  Payments on long-term debt...................................................  (918,063)  (1,462,243)   (45,914)
  Proceeds from long-term debt issuance........................................   765,800    1,522,078    630,592
  Payment of debt issuance costs...............................................    (7,522)     (11,952)   (22,467)
  Issuance of preferred stock, net of issuance costs...........................        --      146,250         --
  Repurchase and retirement of GroupMAC common stock in the Merger.............        --     (150,000)        --
  Repurchase of common stock in Tender Offer, including related expenses.......        --           --   (564,407)
  Purchase of treasury stock...................................................    (9,130)        (160)        --
  Distribution to minority shareholders........................................        --           --       (842)
  Proceeds from issuance of stock under employee stock purchase and
   stock option plans..........................................................     2,950        1,074      1,812
                                                                                ---------  -----------  ---------
       Net cash provided by (used in) financing activities.....................  (166,968)      35,178     (6,133)
                                                                                ---------  -----------  ---------
Net cash flows provided by (used in) discontinued operations...................      (897)       7,054      1,689
                                                                                ---------  -----------  ---------
Net increase (decrease) in cash and cash equivalents...........................    10,478       (6,991)  (196,011)
Cash and cash equivalents, beginning of period.................................    10,094       17,085    213,096
                                                                                ---------  -----------  ---------
Cash and cash equivalents, end of period....................................... $  20,572  $    10,094  $  17,085
                                                                                =========  ===========  =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid................................................................ $  80,032  $    85,146  $  22,422
  Income taxes paid............................................................    16,559       39,820     53,673

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

   GroupMAC was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquirer and, accordingly, the Merger was accounted for as a "reverse acquisition". Under this method of accounting, Encompass' historical results for periods prior to the Merger are the same as Building One's historical results. All share and per share information has been restated to reflect the exchange ratio on a retroactive basis. See Note 3 for discussion of the Merger.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

   The accompanying consolidated financial statements and related notes include the accounts of Encompass and the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

  Principles of Consolidation

   The consolidated financial statements include the accounts of Encompass and its majority owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. The Company's Global Technologies segment was discontinued in September 2001 and three additional business units were discontinued in 2002. See Notes 16 and 17 for further discussion. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


   Receivable balances pursuant to retainage provisions in construction contracts are due upon completion of the contracts and acceptance by the customer. Based upon the Company's experience in recent years with similar contracts, the retention balance at each balance sheet date is generally billed and collected within the subsequent year. The unbilled retainage balance at December 31, 2001 and 2000 was $122,872 and $151,477, respectively, and is included in accounts receivable in the consolidated balance sheets.

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

  Financial Instruments

   The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps and short- and long-term debt. At December 31, 2001 and 2000, the Company's 101/2% Senior Subordinated Notes had a carrying value, excluding unamortized discount, of $335,000 and $200,000, respectively, and a fair value of $217,750 and $130,000, respectively. The fair value of the Company's interest rate swaps at December 31, 2001 was a liability of $6,761. The Company believes that, with the exception of the 101/2% Senior Subordinated Notes, the carrying values of financial instruments on the consolidated balance sheets approximate their fair value. See Note 5.

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


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

  Goodwill

   Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets of businesses acquired under the purchase method of accounting. Goodwill is amortized on a straight-line basis over a period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill. The Company reviews the carrying value of goodwill for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. At December 31, 2001 and 2000, accumulated amortization of goodwill was $89,306 and $55,010, respectively. See
Note 18 for discussion of new accounting policy adopted January 1, 2002.

  Other Intangible Assets

   Other intangible assets represent the portion of purchase price paid in the Merger which has been allocated, based on independent appraisals, to the value of acquired customer lists and the value of dedicated workforces. Costs allocated to these assets are being amortized on a straight-line basis over the remaining estimated useful lives of these assets, as determined principally by the underlying characteristics of customer retention and workforce turnover. The amounts allocated to the value of the customer lists and dedicated workforce at the Merger date are being amortized over 15 years and 5 years, respectively. The Company reviews the carrying value of these intangibles for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. At December 31, 2001 and 2000, accumulated amortization related to other intangible assets was $4,356 and $1,980, respectively. See
Note 18 for discussion of new accounting policy adopted January 1, 2002.

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


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

  New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recording intangible assets other than goodwill in business combinations, noting that values allocated to dedicated workforce may not be reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized to expense.

   The Company adopted the provisions of SFAS No. 141 in July 2001 and the provisions of SFAS No. 142 effective January 1, 2002. See Note 18 for further discussion.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB No. 30, for the disposal of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)

disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. See Note 17 for further discussion.

3. BUSINESS COMBINATIONS

   On February 22, 2000, the shareholders of GroupMAC and Building One approved the Merger. Under the terms of the Merger, each outstanding share of Building One common stock was converted into 1.25 shares of GroupMAC common stock. As part of the Merger, GroupMAC shareholders could elect to receive cash for up to 50% of their shares of Encompass common stock at $13.50 per share, subject to proration. As a result of this election, 11,052 shares of Encompass common stock were canceled in the Merger. The Merger was accounted for as a purchase under generally accepted accounting principles. GroupMAC, which changed its name to Encompass Services Corporation, was the surviving legal entity in the Merger. However, for accounting purposes, Building One was deemed to be the acquirer and, accordingly, the Merger was accounted for as a "reverse acquisition".

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

   The allocation of the total consideration to the assets and liabilities of GroupMAC and the resultant goodwill are summarized as follows:

        Estimated fair value of common stock consideration.... $282,432
        Long-term debt assumed................................  407,904
        Other long-term liabilities assumed...................    7,320
        Transaction costs.....................................    7,358
        Working capital.......................................  (47,807)
        Property and equipment, net and other long-term assets  (63,859)
        Intangible asset--value of dedicated workforce........   (8,878)
        Intangible asset--value of customer list..............   (9,007)
                                                               --------
        Goodwill.............................................. $575,463
                                                               ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


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

                                                   Year Ended December 31,
                                                   -----------------------
                                                      2000        1999
                                                   ----------  ----------
       Revenues................................... $4,164,004  $3,559,661
       Net income.................................     68,578      95,900
       Net income available to common shareholders     49,182      76,503
       Net income per share:......................
          Basic................................... $     0.75  $     1.17
          Diluted................................. $     0.75  $     1.13

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

  Merger and Related Charges

   In connection with the Merger and related transactions, the Company recorded the following costs and expenses related to severance, office closing costs and other related costs:

                                                Office
                                      Severance Closing Other   Total
                                      --------- ------- -----  -------
        Total charges................  $ 6,100  $1,000  $ 700  $ 7,800
        Non-cash portion.............       --      --   (400)    (400)
        Payments in 2000.............   (6,100)   (329)    --   (6,429)
                                       -------  ------  -----  -------
        Accrual at December 31, 2000.       --     671    300      971
        Payments in 2001.............       --    (671)  (300)    (971)
                                       -------  ------  -----  -------
        Accrual at December 31, 2001.  $    --  $   --  $  --  $    --
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

                     (In thousands, except per share data)


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

                     (In thousands, except per share data)


   During the years ended December 31, 2001 and 2000, $16,872 and $63,030 of cash was paid, respectively, and 1,201 and 145 shares were issued, respectively, related to previously recorded contingent consideration and final purchase price settlements. There are no significant amounts of unearned contingent consideration under these agreements at December 31, 2001.

   A rollforward of the due to related parties balance in the consolidated balance sheets related to the above activity is as follows:

                                                                           2001      2000
                                                                         --------  --------
Balance at beginning of year............................................ $ 11,385  $ 10,290
Balances assumed in the Merger..........................................       --    13,207
Record cash contingent consideration and final purchase price settlement    6,476    50,918
Payments................................................................  (16,872)  (63,030)
                                                                         --------  --------
Balance at end of year.................................................. $    989  $ 11,385
                                                                         ========  ========

4. CERTAIN BALANCE SHEET ACCOUNTS

  Allowance for Doubtful Accounts

   The following summarizes the activity in the allowance for doubtful accounts:

                                                           2001      2000
                                                         --------  -------
    Balance at beginning of year........................ $ 17,270  $ 2,976
    Provision for bad debts from continuing operations..   37,258    6,894
    Provision for bad debts from discontinued operations   18,658    1,349
    Allowance balances from acquired companies..........       --   11,427
    Write-off of bad debts, net of recoveries...........  (27,842)  (5,376)
                                                         --------  -------
    Balance at end of year.............................. $ 45,344  $17,270
                                                         ========  =======

  Costs and Estimated Earnings on Uncompleted Contracts

   The summary of the status of uncompleted contracts is as follows:

                                                        December 31,
                                                  ------------------------
                                                      2001         2000
                                                  -----------  -----------
     Costs incurred on uncompleted contracts..... $ 3,864,476  $ 3,636,828
     Estimated earnings recognized, net of losses     627,496      675,568
                                                  -----------  -----------
                                                    4,491,972    4,312,396
     Less billings to date.......................  (4,549,479)  (4,400,701)
                                                  -----------  -----------
                                                  $   (57,507) $   (88,305)
                                                  ===========  ===========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


                                                                      December 31,
                                                                  --------------------
                                                                     2001       2000
                                                                  ---------  ---------
Costs and estimated earnings in excess of billings on uncompleted contracts...................................................... $ 101,719  $ 119,997
Billings in excess of costs and estimated earnings on uncompleted contracts......................................................  (159,226)  (208,302)
                                                                  ---------  ---------
                                                                  $ (57,507) $ (88,305)
                                                                  =========  =========

  Property and Equipment

   The principal categories and estimated useful lives of property and equipment are as follows:

                                                            December 31,
                                             Estimated   ------------------
                                            Useful Lives   2001      2000
                                            ------------ --------  --------
   Land....................................          --  $  1,596  $  2,264
   Buildings and improvements.............. 20-30 years     9,444    11,363
   Service and other vehicles..............   4-7 years    32,881    35,159
   Machinery and equipment.................  5-10 years    64,039    54,960
   Office equipment, furniture and fixtures  5-10 years    66,084    45,915
   Leasehold improvements..................  2-15 years    35,289    23,801
                                                         --------  --------
                                                          209,333   173,462
   Less accumulated depreciation...........               (84,785)  (49,517)
                                                         --------  --------
                                                         $124,548  $123,945
                                                         ========  ========

5. SHORT- AND LONG-TERM DEBT

   Short- and long-term debt consists of the following:

                                                             December 31,
                                                          ------------------
                                                            2001      2000
                                                          --------  --------
  Revolving Credit Facility (7.4% and 9.0%, respectively) $ 90,000  $369,000
  Term loans (6.1% and 8.9%, respectively)...............  294,000   297,000
  Institutional term loan (7.0% and 10.2%, respectively).   98,250    99,500
  101/2% Senior Subordinated Notes, net of discount......  327,900   196,243
  Other borrowings.......................................    4,664     5,668
                                                          --------  --------
                                                           814,814   967,411
  Less: short-term borrowings and current maturities.....   (4,551)   (5,805)
                                                          --------  --------
  Total long-term debt................................... $810,263  $961,606
                                                          ========  ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)

  Credit Facility

   On February 22, 2000, in connection with the Merger, the Company entered into an $800,000 senior credit facility (the "Credit Facility") and borrowed funds thereunder to repay prior indebtedness of GroupMAC and Building One. At December 31, 2001, the Credit Facility included a revolving credit facility described below expiring in February 2005, a $130,000 term loan, a $170,000 term loan and a $100,000 institutional term loan. Borrowings under the Credit Facility are secured by substantially all assets of the Company. The availability of borrowings under the Credit Facility is subject to the Company's ability to meet certain specified conditions, including compliance with certain financial covenants and ratios measured as of the end of each fiscal quarter. On November 9, 2001, the Company amended the Credit Facility. At December 31, 2001, the amended terms provided for a revolving credit facility of $300,000, increasing to $350,000 once certain debt leverage ratios were achieved. At December 31, 2001, borrowings under the amended Credit Facility bore interest at variable rates, ranging from 2.0% to 3.75% over the Eurodollar Rate (as defined in the Credit Facility) and from 0.50% to 2.25% over the Alternate Base Rate (as defined in the Credit Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio. In addition, the amendment established certain restrictions on the Company's ability to make acquisitions, capital expenditures and investments and required debt prepayment with future issuances of debt or equity. As of December 31, 2001, the Company also had $1,457 in letters of credit outstanding, and $208,543 available for borrowing under the revolving credit facility.

   The Credit Facility was amended again effective as of June 26, 2002 (as amended, the "Amended Facility"). See Note 19 for further discussion of the Amended Facility.

   Debt issuance costs associated with the Credit Facility totaling $14,229 at December 31, 2001 have been deferred and are being amortized over the five-year, six-year and seven-year terms of the revolving credit facility, the term loans, and the institutional term loan portions of the Credit Facility, respectively. In connection with the amendment of the Credit Facility in November 2001, $1,580 of debt issuance costs related to the Credit Facility deferred prior to the amendment were charged to interest expense. The unamortized portion of debt issuance costs associated with the Credit Facility was approximately $8,451 and $9,980 at December 31, 2001 and 2000, respectively, and is included in deferred debt issuance costs in the consolidated balance sheets.

  101/2% Senior Subordinated Notes

   In April 1999, the Company completed a private offering of $200,000 of 101/2% senior subordinated notes (the "Senior Subordinated Notes"). In June 2001, the Company completed a private offering of an additional $135,000 of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured and are guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. Borrowings outstanding under the Senior Subordinated Notes are subordinated in all material respects to amounts outstanding under the Credit Facility. The Senior Subordinated Notes were issued at discounts totaling $8,558, which are being amortized to interest expense over the term of the notes. Additionally, debt issuance costs totaling $13,715 incurred in connection with the offerings have been deferred and are being amortized to interest expense over the term of the notes. The unamortized portion of these costs was approximately $11,126 and $7,059 at December 31, 2001 and 2000, respectively, and is included in deferred debt issuance costs in the consolidated balance sheets.

   The fair value of the Senior Subordinated Notes, based on quoted market values, was approximately $217,750 and $130,000 at December 31, 2001 and 2000, respectively.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


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

   The aggregate maturities of debt as of December 31, 2001 are as follows:

                              2002...... $  4,551
                              2003......    5,613
                              2004......    6,500
                              2005......   94,000
                              2006......  283,000
                              Thereafter  421,150
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)

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

6. INCOME TAXES

   Total income taxes are allocated as follows:

                                                  Year Ended December 31,
                                                 -------------------------
                                                   2001     2000     1999
                                                 -------  -------  -------
     Income from continuing operations.......... $16,022  $57,011  $41,111
     Income (loss) from discontinued operations.  (5,244)   2,734      916
     Loss on disposal of discontinued operations  (7,819)      --       --
     Extraordinary loss on debt settlement......      --   (4,338)      --
     Other comprehensive income (loss)..........  (2,217)     476     (179)
                                                 -------  -------  -------
                                                 $   742  $55,883  $41,848
                                                 =======  =======  =======

   Income tax provision attributable to income from continuing operations consists of the following:

                                       Year Ended December 31,
                                       -----------------------
                                        2001    2000     1999
                                       ------- ------- -------
                 Current:.............
                    Federal........... $11,571 $45,429 $37,186
                    State.............   2,067   7,852   4,768
                                       ------- ------- -------
                                        13,638  53,281  41,954
                 Deferred:............
                    Federal and state.   2,384   3,730    (843)
                                       ------- ------- -------
                                       $16,022 $57,011 $41,111
                                       ======= ======= =======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


   Total income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income tax provision as a result of the following:

                                                                Year Ended December 31,
                                                              --------------------------
                                                                2001     2000      1999
                                                              -------  --------  -------
Income from continuing operations before income tax provision $ 1,609  $116,268  $93,062
                                                              -------  --------  -------
Applicable U.S. federal statutory rate.......................      35%       35%      35%
                                                              -------  --------  -------
Tax provision at statutory rate..............................     563    40,694   32,572
Increase (decrease) resulting from:..........................
   State income taxes, net of federal benefit................   1,313     5,053    3,050
   Non-deductible goodwill amortization......................  10,800     9,825    5,105
   Non-deductible meals and entertainment....................   1,476     1,941      380
   Other, net................................................   1,870      (502)       4
                                                              -------  --------  -------
                                                              $16,022  $ 57,011  $41,111
                                                              =======  ========  =======

   The components of the deferred income tax assets and liabilities are as follows:

                                                            December 31,
                                                         ------------------
                                                           2001      2000
                                                         --------  --------
    Deferred income tax assets:
       Allowance for doubtful accounts.................. $ 11,257  $  6,735
       Inventories......................................      296       976
       Accrued expenses.................................   16,170    13,834
       Deferred revenue.................................    2,161     1,974
       Unrealized loss on interest rate swap agreements.    2,217        --
       Net operating loss carryforward..................      288       308
                                                         --------  --------
           Total deferred income tax assets.............   32,389    23,827
                                                         --------  --------
    Deferred income tax liabilities:....................
       Depreciation.....................................   (4,854)   (3,730)
       Completed contract accounting for tax purposes...   (3,845)   (5,475)
       Amortization of goodwill.........................   (9,547)   (6,683)
       Other............................................   (2,308)   (1,672)
                                                         --------  --------
           Total deferred income tax liabilities........  (20,554)  (17,560)
                                                         --------  --------
           Net deferred income tax assets............... $ 11,835  $  6,267
                                                         ========  ========

   These deferred income tax assets and liabilities are included in the consolidated balance sheets under the following captions:

                                                    December 31,
                                                 -----------------
                                                   2001     2000
                                                 -------  --------
             Deferred tax assets--current....... $19,219  $ 17,296
             Deferred tax liabilities--long-term  (7,384)  (11,029)
                                                 -------  --------
                                                 $11,835  $  6,267
                                                 =======  ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


   Management believes it is more likely than not that the Company will have future taxable income to allow it to realize the benefits of the net deferred tax assets. Accordingly, no valuation allowance has been recorded as of December 31, 2001 or 2000.

7. CONVERTIBLE PREFERRED STOCK

   In connection with the Merger, the Company issued 256 shares of 7.25% Convertible Preferred Stock (the "Convertible Preferred Stock") to affiliates of Apollo at a value of $1,000 per share in exchange for $150,000 in cash and all of the outstanding 71/2% convertible junior subordinated debentures of Building One (with an aggregate value of approximately $106,191).

   The Convertible Preferred Stock is convertible at the option of the holders into shares of the Company's common stock at any time prior to maturity at a conversion price of $14.00 per common share, subject to adjustment under certain circumstances. Upon their maturity in February 2012, the Company is required to redeem all shares of Convertible Preferred Stock then outstanding at the redemption price per share equal to the Liquidation Amount (defined as the original cost of $1,000 per share plus all accrued and accumulated and unpaid dividends). As of December 31, 2001, the Liquidation Amount was $292,799. The Company has the right to redeem, at any time after February 22, 2005, all, but not less than all, of the shares of Convertible Preferred Stock then outstanding at an amount per share equal to 103% of the Liquidation Amount; this amount declines to 102% after February 22, 2006 and 101% after February 22, 2008. The Convertible Preferred Stock bears a preferred cumulative dividend at the rate of 7.25% per year, payable quarterly. Under the terms of the Convertible Preferred Stock agreement, until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated at the option of the Company. However, the Company's amended Credit Facility (see Note 5) prohibits the payment of cash dividends. At December 31, 2001, accrued dividends were approximately $36,608 and are included in the carrying value of the Convertible Preferred Stock in the consolidated balance sheet. The Company has elected to defer the payment of the dividends payable to date and that would otherwise be payable on March 31, 2002. Holders of the Convertible Preferred Stock are also entitled to share in any dividends the Company may declare on its common stock.

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

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has appointed three members of the Company's board of directors. If the Company violates certain protective covenants, which include a total debt leverage covenant under the Investors' Rights Agreement, Apollo will have the right to appoint additional directors, such that the Apollo-appointed directors would constitute a majority of the board of directors. This debt leverage covenant differs from the similar covenant included in the Credit Facility, and is not as clearly defined. See Note 19 for further discussion.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


8. SHAREHOLDERS' EQUITY

  Common Stock

   The Company has not paid dividends on its common stock since its incorporation and does not anticipate paying dividends on its common stock in the foreseeable future. The Amended Facility (see Note 19) prohibits the payment of dividends.

   In December 2000, the Board of Directors authorized a stock buyback program, pursuant to which the Company may purchase up to 2,500 shares of its common stock on the open market. As of December 31, 2001, the Company had repurchased 1,414 shares of its common stock under this program for an aggregate cost of $9,290. Under the terms of the Amended Facility (see Note 19), the Company is prohibited from making further repurchases of its common stock.

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

                     (In thousands, except per share data)


   The following is a summary of stock option and warrant activity:

                                                   Outstanding                 Exercisable
                                           --------------------------- ---------------------------
                                            Number of      Weighted     Number of      Weighted
                                             Options       Average       Options       Average
                                           and Warrants Exercise Price and Warrants Exercise Price
                                           ------------ -------------- ------------ --------------
Balance at December 31, 1998..............     8,939        $15.41         4,919        $14.81
Granted...................................     2,216         12.37         1,840         16.00
Exercised.................................    (1,145)        12.14        (1,145)        12.14
Surrendered...............................      (413)        16.10            --            --
                                              ------        ------        ------        ------
Balance at December 31, 1999..............     9,597         15.07         5,614         15.18
Options and warrants assumed in the Merger     5,282         12.79         1,908         14.30
Granted...................................     2,050          6.73           641         15.68
Exercised.................................        (5)         3.87            (5)         3.87
Surrendered...............................    (2,125)        13.87            --            --
                                              ------        ------        ------        ------
Balance at December 31, 2000..............    14,799         13.27         8,158         15.02
Granted...................................     1,560          6.08         2,648         11.10
Exercised.................................      (189)         3.74          (189)         3.74
Surrendered...............................      (957)        11.74          (341)        12.99
                                              ------        ------        ------        ------
Balance at December 31, 2001..............    15,213        $12.75        10,276        $14.28
                                              ======        ======        ======        ======

   A summary of outstanding and exercisable options and warrants as of December 31, 2001 follows:

                                                                       Weighted
                                   Weighted                            Average
                                   Average                Weighted     Exercise    Number of
                                    Option   Number of    Average      Price of   Exercisable
                                     and    Outstanding  Remaining   Exercisable    Options
                                   Warrant  Options and Contractual    Options        and
Range of Option and Warrant Prices  Prices   Warrants   Life (Years) and Warrants  Warrants
---------------------------------- -------- ----------- ------------ ------------ -----------
        $ 3.08 to $ 5.00..........  $ 3.97       977        5.2         $ 3.66         616
        $ 5.01 to $10.00..........    6.95     3,070        7.9           7.44         498
        $10.01 to $15.00..........   12.93     4,949        4.6          13.05       3,397
        $15.01 to $20.00..........   16.58     5,762        4.5          16.51       5,404
        $20.01 to $20.20..........   20.19       455        6.5          20.19         361
                                              ------                                ------
                                              15,213                                10,276
                                              ======                                ======

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


   The following pro forma data are calculated as if compensation expense for the Company's stock option plans and warrants were determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation":

                                          Year Ended         Year Ended        Year Ended
                                       December 31, 2001  December 31, 2000 December 31, 1999
                                      ------------------  ----------------  ----------------
                                         As        Pro       As       Pro      As       Pro
                                      Reported    Forma   Reported   Forma  Reported   Forma
                                      --------  --------  --------  ------- --------  -------
Net income (loss) available to common
  shareholders....................... $(71,738) $(77,552) $38,728   $27,693 $53,062   $45,449
Net income (loss) per share:
   Basic............................. $  (1.12) $  (1.21) $  0.65   $  0.47 $  1.28   $  1.10
   Diluted........................... $  (1.12) $  (1.21) $  0.63   $  0.45 $  1.21   $  1.05

   The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and additional awards may be made each year.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 2001   2000   1999
                                                -----  -----  -----
            Dividend yield.....................    --     --     --
            Expected volatility................  75.0%  68.0%  58.2%
            Risk-free interest rate............   4.5%   5.1%   5.6%
            Expected lives (years).............    10      9      5
            Fair value of options at grant date $2.30  $5.24  $6.81

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

10. EMPLOYEE BENEFIT PLANS

   The Company maintains a defined contribution savings plan (the "Savings Plan"), which is available to most employees after 90 days of service. Employee contributions and employer matching contributions occur at different rates and the matched portions of the funds vest over a one-year period. Company contributions to the Savings Plan and predecessor plans maintained by certain of the Company's subsidiaries totaled approximately $14,920, $13,930 and $5,300 for the years ended December 31, 2001, 2000 and 1999, respectively.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


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

11. COMMITMENTS AND CONTINGENCIES

   Operating leases for certain facilities, transportation equipment and office equipment expire at various dates through 2015. Certain leases contain renewal options. Minimum future rental payments at December 31, 2001 are as follows:

                              2002...... $ 41,640
                              2003......   37,719
                              2004......   31,491
                              2005......   25,230
                              2006......   16,633
                              Thereafter   73,689
                                         --------
                                         $226,402
                                         ========

   Total rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $76,400, $41,600 and $10,900, respectively (including $8,700, $8,200 and $3,600, respectively, to related parties).

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


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

   The following table sets forth a summary of these restructuring costs:

                                   Corporate   Cleaning
                                  Headquarters Systems  Total
                                  ------------ -------- ------
                  Severance......    $3,530     $  900  $4,430
                  Impaired assets        55        520     575
                  Lease costs....       205         40     245
                                     ------     ------  ------
                  Total..........    $3,790     $1,460  $5,250
                                     ======     ======  ======

   Included in the $5,250 restructuring charge incurred in the second quarter of 1999 are $4,675 of cash costs and $575 in non-cash related costs. The following table is a detailed reconciliation of the restructuring reserve balance reflecting the accruals recorded and payments applied:

                                                         Lease
                                               Severance Costs   Total
                                               --------- -----  -------
       Restructuring accruals recorded in 1999  $ 4,430  $ 245  $ 4,675
       Payments...............................   (4,173)  (183)  (4,356)
                                                -------  -----  -------
       Balance at December 31, 1999...........      257     62      319
       Payments...............................     (257)   (62)    (319)
                                                -------  -----  -------
       Balance at December 31, 2000...........  $    --  $  --  $    --
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


   After discontinuing the Global Technologies segment as discussed in Note 16, the Company has three reportable segments: Commercial/ Industrial Services, Residential Services and Cleaning Systems. The Commercial/Industrial Services Group provides installation and repair services to the electrical, heating, ventilation and air conditioning ("HVAC"), plumbing, control and monitoring and process piping systems of commercial and industrial facilities. The Residential Services Group provides mechanical, plumbing and other contracting services primarily in single family and low-rise multifamily housing units. The Cleaning Systems Group provides a wide variety of facility cleaning and maintenance management services nationwide. From time to time, management may move business units from one segment to another for management reporting and evaluation purposes.

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

                     (In thousands, except per share data)


   Segment information is as follows:

                                                                    Commercial/ Residential Cleaning  Corporate/
                                                                    Industrial   Services   Systems  Eliminations   Total
                                                                    ----------- ----------- -------- ------------ ----------
YEAR ENDED DECEMBER 31, 2001:
Third-party revenues............................................... $3,200,967   $331,166   $293,135   $     --   $3,825,268
Intersegment revenues..............................................     17,385         18         21    (17,424)          --
                                                                    ----------   --------   --------   --------   ----------
Total revenues.....................................................  3,218,352    331,184    293,156    (17,424)   3,825,268
Operating costs....................................................  3,132,059    300,913    275,446     (6,142)   3,702,276
                                                                    ----------   --------   --------   --------   ----------
Segment operating earnings......................................... $   86,293   $ 30,271   $ 17,710   $(11,282)     122,992
                                                                    ==========   ========   ========   ========
Amortization of goodwill and other intangible assets...............                                                   36,274
                                                                                                                  ----------
Operating income...................................................                                               $   86,718
                                                                                                                  ==========
Capital expenditures............................................... $   26,400   $  1,115   $  9,536   $  4,499   $   41,550
Depreciation expense...............................................     25,634      2,262      5,152      2,900       35,948

YEAR ENDED DECEMBER 31, 2000:
Third-party revenues............................................... $3,350,097   $287,477   $265,160   $     --   $3,902,734
Intersegment revenues..............................................     12,397        151         52    (12,600)          --
                                                                    ----------   --------   --------   --------   ----------
Total revenues.....................................................  3,362,494    287,628    265,212    (12,600)   3,902,734
Operating costs....................................................  3,143,258    257,308    248,615     (3,218)   3,645,963
                                                                    ----------   --------   --------   --------   ----------
Segment operating earnings......................................... $  219,236   $ 30,320   $ 16,597   $ (9,382)     256,771
                                                                    ==========   ========   ========   ========
Amortization of goodwill and other intangible assets...............                                                   32,724
Merger and related charges and costs to exit certain activities and
 related costs.....................................................                                                   20,000
                                                                                                                  ----------
Operating income...................................................                                               $  204,047
                                                                                                                  ==========
Capital expenditures............................................... $   34,890   $  1,632   $  4,976   $    641   $   42,139
Depreciation expense...............................................     22,013      2,209      4,564      1,007       29,793

YEAR ENDED DECEMBER 31, 1999:
Third-party revenues............................................... $1,491,794   $     --   $245,790   $ (5,935)  $1,731,649
Operating costs....................................................  1,358,906         --    227,116       (701)   1,585,321
                                                                    ----------   --------   --------   --------   ----------
Segment operating earnings......................................... $  132,888   $     --   $ 18,674   $ (5,234)     146,328
                                                                    ==========   ========   ========   ========
Amortization of goodwill and other intangible assets...............                                                   15,620
Restructuring and recapitalization charges.........................                                                    8,020
                                                                                                                  ----------
Operating income...................................................                                               $  122,688
                                                                                                                  ==========
Capital expenditures............................................... $   15,099   $     --   $ 10,585   $  1,580   $   27,264
Depreciation expense...............................................      9,237         --      3,329      2,672       15,238

TOTAL ASSETS:
As of December 31, 2001............................................ $1,980,868   $148,394   $148,740   $123,324   $2,401,326
As of December 31, 2000............................................  2,255,065    153,813    146,092    142,912    2,697,882
As of December 31, 1999............................................  1,111,341         --    152,614     49,799    1,313,754

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                         First (a) Second (b)     Third    Fourth (c)  Full Year (d)
                                                         --------- ----------  ----------  ----------  -------------
2001:
Revenues................................................ $992,901  $  996,551  $  921,624  $  914,192   $3,825,268
Operating income (loss).................................   45,670      49,532       2,416     (10,900)      86,718
Income (loss) from continuing operations................   12,416      15,877     (18,986)    (23,720)     (14,413)
Income (loss) from discontinued operations..............    1,380      (7,082)     (3,931)       (589)     (10,222)
Loss on disposal of discontinued operations.............       --          --     (23,055)     (3,436)     (26,491)
Income (loss) before extraordinary loss.................   13,796       8,795     (45,972)    (27,745)     (51,126)
Net income (loss).......................................   13,796       8,795     (45,972)    (27,745)     (51,126)
Net income (loss) available to common shareholders......    8,779       3,688     (51,170)    (33,035)     (71,738)

Earnings per share:
    Basic
       Income (loss) from continuing operations......... $   0.12  $     0.17  $    (0.38) $    (0.46)  $    (0.55)
       Income (loss) from discontinued operations.......     0.02       (0.11)      (0.06)         --        (0.16)
       Loss on disposal of discontinued operations......       --          --       (0.36)      (0.06)       (0.41)
       Net income (loss)................................     0.14        0.06       (0.80)      (0.52)       (1.12)
    Diluted
       Income (loss) from continuing operations......... $   0.12  $     0.17  $    (0.38) $    (0.46)  $    (0.55)
       Income (loss) from discontinued operations.......     0.02       (0.11)      (0.06)         --        (0.16)
       Loss on disposal of discontinued operations......       --          --       (0.36)      (0.06)       (0.41)
       Net income (loss)................................     0.14        0.06       (0.80)      (0.52)       (1.12)

2000:
Revenues................................................ $654,472  $1,036,106  $1,110,148  $1,102,008   $3,902,734
Operating income........................................   15,542      71,023      53,342      64,140      204,047
Income (loss) from continuing operations................   (2,197)     26,679      13,976      20,799       59,257
Income from discontinued operations.....................      680       1,736       1,045         635        4,096
Income (loss) before extraordinary loss.................   (1,517)     28,415      15,021      21,434       63,353
Net income (loss).......................................   (9,574)     28,415      15,021      21,434       55,296
Net income (loss) available to common shareholders......  (11,612)     23,657      10,178      16,505       38,728

Earnings per share:
    Basic
       Income (loss) from continuing operations......... $  (0.09) $     0.35  $     0.14  $     0.24   $     0.72
       Income from discontinued operations..............     0.01        0.02        0.02        0.01         0.07
       Income (loss) before extraordinary loss..........    (0.08)       0.37        0.16        0.25         0.79
       Net income (loss)................................    (0.26)       0.37        0.16        0.25         0.65
    Diluted
       Income (loss) from continuing operations......... $  (0.09) $     0.33  $     0.14  $     0.24   $     0.70
       Income from discontinued operations..............     0.01        0.02        0.02        0.01         0.07
       Income (loss) before extraordinary loss..........    (0.08)       0.35        0.16        0.25         0.77
       Net income (loss)................................    (0.26)       0.35        0.16        0.25         0.63

--------
(a) The first quarter of 2000 includes merger and related charges and costs to exit certain activities and related costs discussed in Note 3 totaling $20,000 or $0.28 per basic and diluted share for the first quarter, and $0.21 and $0.20 per basic and diluted share, respectively, for the full year.
(b) Continuing operations in the second quarter of 2001 includes a provision for doubtful accounts receivable from telecommunication customers of $9,800, or $0.09 per basic and diluted share.
(c) Continuing operations in the fourth quarter of 2001 includes a provision for doubtful accounts receivable from telecommunication customers of $18,000, or $0.18 per basic and diluted share.
(d) The arithmetic total of the individual quarterly net income per share amounts does not reconcile to the annual amount of net income per share in all instances due to the timing of net income in relation to the issuance of common shres during the course of the year.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


15. EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999.

                                                                                                        Year Ended December 31,
                                                                                                      ---------------------------
                                                                                                        2001      2000     1999
                                                                                                      --------  --------  -------
Basic earnings per share:
   Income (loss) from continuing operations.......................................................... $(14,413) $ 59,257  $51,951
   Less: convertible preferred stock dividends.......................................................  (20,612)  (16,568)      --
                                                                                                      --------  --------  -------
   Income (loss) from continuing operations available to common shareholders.........................  (35,025)   42,689   51,951
   Income (loss) from discontinued operations........................................................  (10,222)    4,096    1,111
   Loss on disposal of discontinued operations.......................................................  (26,491)       --       --
   Extraordinary loss on debt settlement.............................................................       --    (8,057)      --
                                                                                                      --------  --------  -------
   Net income (loss) available to common shareholders................................................ $(71,738) $ 38,728  $53,062
                                                                                                      ========  ========  =======
   Weighted average shares outstanding--Basic........................................................   63,845    59,234   41,538
                                                                                                      ========  ========  =======
   Income (loss) from continuing operations.......................................................... $   (.55) $    .72  $  1.25
   Income (loss) from discontinued operations........................................................     (.16)      .07      .03
   Loss on disposal of discontinued operations.......................................................     (.41)       --       --
   Extraordinary loss on debt settlement.............................................................       --      (.14)      --
                                                                                                      --------  --------  -------
   Net income (loss) per share--Basic................................................................ $  (1.12) $    .65  $  1.28
                                                                                                      ========  ========  =======
Diluted earnings per share:
   Income (loss) from continuing operations available to common shareholders......................... $(35,025) $ 42,689  $51,951
   Income (loss) from discontinued operations........................................................  (10,222)    4,096    1,111
   Loss on disposal of discontinued operations.......................................................  (26,491)       --       --
   Extraordinary loss on debt settlement.............................................................       --    (8,057)      --
                                                                                                      --------  --------  -------
   Net income (loss) available to common shareholders................................................  (71,738)   38,728   53,062
   Plus: interest expense on convertible junior subordinated debentures and related amortization of
    debt issuance costs..............................................................................       --        --    3,205
                                                                                                      --------  --------  -------
   Net income (loss) on an as-if converted basis..................................................... $(71,738) $ 38,728  $56,267
                                                                                                      ========  ========  =======
   Weighted average shares outstanding--Diluted......................................................   63,845    61,089   46,406
                                                                                                      ========  ========  =======
   Income (loss) from continuing operations.......................................................... $   (.55) $    .70  $  1.19
   Income (loss) from discontinued operations........................................................     (.16)      .07      .02
   Loss on disposal of discontinued operations.......................................................     (.41)       --       --
   Extraordinary loss on debt settlement.............................................................       --      (.14)      --
                                                                                                      --------  --------  -------
   Net income (loss) per share--Diluted.............................................................. $  (1.12) $    .63  $  1.21
                                                                                                      ========  ========  =======
Weighted average shares (in thousands):
   Weighted average shares outstanding--Basic........................................................   63,845    59,234   41,538
   Common stock equivalents from stock options and warrants..........................................       --       181      160
   Contingently issuable shares......................................................................       --     1,674      932
   Convertible junior subordinated debentures, on an as-if converted basis...........................       --        --    3,776
                                                                                                      --------  --------  -------
   Weighted average shares outstanding--Diluted......................................................   63,845    61,089   46,406
                                                                                                      ========  ========  =======
Common stock equivalents excluded from the computation of diluted earnings per share due to their anti-dilutive effect:
   Convertible Preferred Stock.......................................................................   20,914    19,464       --
   Stock options and warrants........................................................................   15,213    12,464    8,970

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)


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

   Revenues from the discontinued Global Technologies segment were $75,750, $117,168 and zero in the years ended December 31, 2001, 2000 and 1999, respectively. Assets and liabilities attributable to the Global Technologies operations were as follows:

                                                      December 31,
                                                     ---------------
                                                      2001    2000
                                                     ------- -------
            Current assets.......................... $ 4,394 $48,827
            Goodwill and other long-term assets, net     468  14,428
            Current liabilities.....................  15,166  39,042
            Long-term liabilities...................  10,440      --

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

17. SUBSEQUENT EVENT--DISCONTINUED OPERATIONS

   During the three months ended March 31, 2002, the Company sold three business units in the Northeast region of the Company's Commercial/Industrial Services Group for aggregate cash proceeds of $9,592, resulting in a loss on sale of $1,132, net of tax benefit. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002, these business units are classified as discontinued operations. Accordingly, the accompanying consolidated statements of operations and other amounts disclosed herein have been restated to classify these business units as discontinued operations and, therefore, to reflect after-tax results of these operations as "Income (loss) from discontinued operations, net of tax". These businesses generated aggregate revenues in 2001, 2000 and 1999 of $79,467, $79,532 and $40,935, respectively.

18. SUBSEQUENT EVENT--ADOPTION OF SFAS NO. 142

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)

value of each reporting unit to its carrying value. Fair value was determined using capitalization of earnings estimates and market multiples of earnings estimates. Significant estimates used in the methodologies included estimates of future earnings, future growth rates, weighted average cost of capital and market valuation multiples for each reporting unit.

   Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized a charge of $451,858, or $7.06 per share, net of tax benefit of $48,218, at January 1, 2002, which is shown as a cumulative effect of a change in accounting principle in the 2002 consolidated statement of operations. This non-cash impairment charge has no impact on the calculation of financial covenants under the Company's debt agreements.

   Also as prescribed by SFAS No. 142, the Company reclassified the unamortized balance of its acquired dedicated workforce, which was $5,623 at January 1, 2002, from intangible assets to goodwill.

   The carrying amount of goodwill attributable to each reportable operating segment was as follows:

                                                        Commercial/     Residential Cleaning
                                                    Industrial Services  Services   Systems      Total
                                                    ------------------- ----------- --------  ----------
Balance at December 31, 2001.......................     $1,101,394       $ 99,126   $ 85,105  $1,285,625
Reclassification of value of dedicated workforce to
  goodwill.........................................          4,430          1,193         --       5,623
Impairment charge..................................       (448,235)            --    (51,841)   (500,076)
                                                        ----------       --------   --------  ----------
Balance at January 1, 2002.........................     $  657,589       $100,319   $ 33,264  $  791,172
                                                        ==========       ========   ========  ==========

   Income (loss) before extraordinary loss, net income (loss) and basic and diluted earnings (loss) per share, adjusted to exclude amortization of goodwill, net of tax effect, was as follows:

                                                Year Ended December 31,
                                               -------------------------
                                                 2001     2000    1999
                                               --------  ------- -------
       Income (loss) before extraordinary loss $(17,441) $93,919 $67,880
       Net income (loss)......................  (17,441)  85,862  67,880
       Basic earnings (loss) per share........ $  (0.60) $  1.17 $  1.63
       Diluted earnings (loss) per share......    (0.60)    1.17    1.53

   A reconciliation of net income (loss) as reported to the adjusted net income
(loss) follows:

                                                             Year Ended December 31,
                                                           --------------------------
                                                             2001      2000     1999
                                                           --------  -------  -------
Net income (loss) as reported............................. $(51,126) $55,296  $53,062
Add: goodwill amortization................................   33,898   30,744   15,620
Add: amortization of acquired asset for value of dedicated
  workforce...............................................    1,776    1,480       --
Less: tax benefit of deductible goodwill amortization.....   (1,989)  (1,658)    (802)
                                                           --------  -------  -------
Adjusted net income (loss)................................ $(17,441) $85,862  $67,880
                                                           ========  =======  =======

19. SUBSEQUENT EVENT (UNAUDITED)--AMENDMENT TO CREDIT FACILITY AND RIGHTS
    OFFERING

   Effective June 26, 2002, the Company entered into the Amended Facility, which provides long-term financial covenant modification through February 2005. On June 27, 2002, the Company entered into a Securities Purchase Agreement with affiliates of Apollo, whereby Apollo agreed to purchase $35,000 of equity securities of the Company (the "Apollo Investment"). The Apollo Investment is subject to shareholder approval.

   The Amended Facility provides for term loans totaling approximately $400,000 and a revolving credit facility of $300,000, temporarily limited to $250,000 until funding of the Apollo Investment. In the event the Apollo Investment is not received by October 15, 2002, the Company will be in immediate default under the Amended Facility. The $35,000 of proceeds from the Apollo Investment, net of up to $4,000 of certain permitted expenses, are required to be applied against the term loans. Borrowings under the Amended Facility bear interest at variable rates, ranging from 2.0% to 4.25% over the Eurodollar Rate (as defined in the Amended Facility) and from 0.50% to 2.75% over the Alternate Base Rate (as defined in the Amended Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio. In addition, the Amended Facility places restrictions upon the Company's ability to pay dividends, make acquisitions, capital expenditures and investments and requires debt prepayment with future issuances of debt or equity, assets sales and excess cash flow, as defined in the Amended Facility.

   The Amended Facility prohibits the payment of dividends on the Convertible Preferred Stock, which the Convertible Preferred Stock agreement requires beginning in April 2003. As a result, beginning in April 2003, the Convertible Preferred Stock will accrue dividends at an annual rate of 9.25%. However, such event does not trigger a right of acceleration of the Company's redemption obligation.
   The Company plans to enter into a rights offering in order to effect the Apollo Investment, whereby holders of common stock, certain options and warrants, and the Convertible Preferred Stock will receive rights to purchase up to $50,000 of Company equity securities. If the rights offering is fully subscribed, the total amount raised, including the Apollo Investment, will be $72,500. Pursuant to the Amended Facility, 50 percent of the proceeds received from the rights offering in excess of the $35,000 Apollo Investment, less certain permitted expenses, will be applied toward permanent reduction of the revolving credit facility and the term loans on a pro-rata basis. The rights offering is conditioned upon shareholder approval of the Apollo Investment and customary regulatory approvals.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has appointed three members of the Company's Board of Directors. Under the Investors' Rights Agreement, the Company is required to maintain a total debt leverage ratio (total debt to EBITDA, as defined) of 4.00 to 1. This debt leverage covenant differs from the similar covenant included in the Amended Facility and is not as clearly defined. The Company believes that it did not maintain a leverage ratio less than 4.00 to 1 during the second quarter of 2002. If such event is deemed both material and intentional, and so long as the requirements of the covenant are not met, Apollo would be entitled to appoint additional directors to the Company's Board of Directors, such that the Apollo-appointed directors would constitute a majority of the Board of Directors. Not meeting the total debt leverage covenant does not trigger a right of acceleration of the Company's obligations under any of its debt or outstanding participating preferred stock instruments.

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

      Consolidated Statements of Operations

      Consolidated Statements of Shareholders' Equity and Other Comprehensive Income

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

   2. Financial statement schedules

      None.

   3. Exhibits.

                Exhibit
                  No.   Description of Exhibit
                  ---   ----------------------

                  23.1  --Consent of KPMG LLP.
                 23.2   --Consent of PricewaterhouseCoopers LLP.

   (b) Reports on Form 8-K

   On June 28, 2002, Encompass filed a Current Report on Form 8-K with respect to its announcement of, among other things, a $50 million rights offering in which two affiliates of Apollo have committed to purchase $35 million of the Company's securities and an amendment to the Company's Credit Facility. The Current Report included the Company's press release, the agreement with Apollo and the amendment to the Credit Facility.

   (c) None.

   (d) None.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          ENCOMPASS SERVICES CORPORATION

                                                  /S/ DARREN B. MILLER
                                          By:
                                            -----------------------------------
                                          Name: Darren B. Miller
                                          Title: Senior Vice President and
                                          Chief Financial Officer

Dated: July 1, 2002

                               INDEX OF EXHIBITS

   Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated to a prior filing as indicated.

                Exhibit
                Number                Description
                ------                -----------

                 23.1*  --Consent of KPMG LLP.

                 23.2*  --Consent of PricewaterhouseCoopers LLP.