Form 10-Q
period 2002-06-30
ENCOMPASS SERVICES CORP
filed 2002-08-14
CIK 1039690

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                      or

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

   Common Stock, par value $0.001 per share: 64,998,700 shares outstanding as of August 12, 2002.

================================================================================

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Part I Financial Information

Item 1. Financial Statements....................................................................   3
           Consolidated Condensed Balance Sheets................................................   3
           Consolidated Condensed Statements of Operations......................................   4
           Consolidated Condensed Statement of Shareholders' Equity.............................   5
           Consolidated Condensed Statements of Cash Flows......................................   6
           Notes to Consolidated Condensed Financial Statements.................................   7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...  14
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................  25

Part II Other Information

Item 1. Legal Proceedings.......................................................................   *
Item 2. Changes in Securities and Use of Proceeds...............................................   *
Item 3. Defaults Upon Senior Securities.........................................................   *
Item 4. Submission of Matters to a Vote of Security Holders.....................................  26
Item 5. Other Information.......................................................................   *
Item 6. Exhibits and Reports on Form 8-K........................................................  26

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                       (In thousands, except par value)

                                                                                    June 30,   December 31,
                                                                                      2002         2001
                                                                                   ----------- ------------
                                                                                   (Unaudited)
                                      ASSETS
Current assets:
   Cash and cash equivalents...................................................... $   14,575   $   20,572
   Accounts receivable, net of allowance of $31,161 and $45,344, respectively.....    667,300      728,203
   Inventories....................................................................     23,805       26,128
   Costs and estimated earnings in excess of billings on uncompleted contracts....    104,381      101,719
   Deferred tax assets............................................................     19,219       19,219
   Prepaid expenses and other current assets......................................     20,147       25,880
                                                                                   ----------   ----------
       Total current assets.......................................................    849,427      921,721
Property and equipment, net.......................................................    110,969      124,548
Goodwill, net.....................................................................    791,172    1,285,625
Other intangible assets, net......................................................      7,606       13,529
Deferred tax assets...............................................................     40,759           --
Deferred debt issuance costs, net.................................................     20,852       19,577
Other long-term assets............................................................     30,865       36,326
                                                                                   ----------   ----------
       Total assets............................................................... $1,851,650   $2,401,326
                                                                                   ==========   ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current maturities of long-term debt................. $    4,494   $    4,551
   Accounts payable...............................................................    242,490      269,226
   Billings in excess of costs and estimated earnings on uncompleted contracts....    144,968      159,226
   Accrued compensation...........................................................     67,025       88,578
   Other accrued liabilities......................................................     63,856       75,904
                                                                                   ----------   ----------
       Total current liabilities..................................................    522,833      597,485
Long-term debt, net of current portion............................................    798,692      810,263
Deferred tax liabilities..........................................................         --        7,384
Other liabilities.................................................................     19,818       20,461

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $.001 par value, 50,000 shares
  authorized, 256 shares issued and outstanding...................................    300,487      289,621
Shareholders' equity:
   Common stock, $.001 par value, 200,000 shares authorized, 64,999 and 63,793
     shares outstanding, respectively.............................................         67           65
   Additional paid-in capital.....................................................    624,077      622,783
   Retained earnings (accumulated deficit)........................................   (400,424)      67,307
   Treasury stock, 1,643 shares at cost...........................................    (10,425)     (10,425)
   Accumulated other comprehensive loss...........................................     (3,475)      (3,618)
                                                                                   ----------   ----------
       Total shareholders' equity.................................................    209,820      676,112
                                                                                   ----------   ----------
       Total liabilities and shareholders' equity................................. $1,851,650   $2,401,326
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                            Three Months Ended     Six Months Ended
                                                                                 June 30,              June 30,
                                                                            ------------------  ----------------------
                                                                              2002      2001       2002        2001
                                                                            --------  --------  ----------  ----------
Revenues................................................................... $866,868  $996,551  $1,729,857  $1,989,452
Cost of services...........................................................  759,329   820,528   1,502,021   1,636,734
                                                                            --------  --------  ----------  ----------
    Gross profit...........................................................  107,539   176,023     227,836     352,718
Selling, general and administrative expenses...............................   98,915   107,447     195,007     227,059
Provision for doubtful accounts, net of recoveries.........................     (370)    9,999       2,067      12,313
Amortization of goodwill...................................................       --     9,044          --      18,144
                                                                            --------  --------  ----------  ----------
    Operating income.......................................................    8,994    49,533      30,762      95,202
Other income (expense):
    Interest income........................................................      520       221         657         437
    Interest expense.......................................................  (20,159)  (19,883)    (38,506)    (42,555)
    Other, net.............................................................      292      (278)      1,357        (138)
                                                                            --------  --------  ----------  ----------
Income (loss) from continuing operations before income tax provision
 and cumulative effect of change in accounting principle...................  (10,353)   29,593      (5,730)     52,946
Income tax provision (benefit).............................................   (4,922)   13,716      (2,980)     24,653
                                                                            --------  --------  ----------  ----------
Income (loss) from continuing operations before cumulative effect of
 change in accounting principle............................................   (5,431)   15,877      (2,750)     28,293
Loss from discontinued operations, net of tax..............................     (554)   (7,082)     (1,125)     (5,702)
Loss on disposal of discontinued operations, net of tax....................       --        --      (1,132)         --
                                                                            --------  --------  ----------  ----------
Income (loss) before cumulative effect of change in accounting
 principle.................................................................   (5,985)    8,795      (5,007)     22,591
Cumulative effect of change in accounting principle, net of tax............       --        --    (451,858)         --
                                                                            --------  --------  ----------  ----------
Net income (loss)..........................................................   (5,985)    8,795    (456,865)     22,591
Less convertible preferred stock dividends.................................   (5,481)   (5,107)    (10,866)    (10,124)
                                                                            --------  --------  ----------  ----------
Net income (loss) available to common shareholders......................... $(11,466) $  3,688  $ (467,731) $   12,467
                                                                            ========  ========  ==========  ==========
Basic earnings per share:
    Income (loss) from continuing operations before cumulative effect of
     change in accounting principle........................................ $  (0.17) $   0.17  $    (0.21) $     0.28
    Loss from discontinued operations, net of tax..........................    (0.01)    (0.11)      (0.02)      (0.09)
    Loss on disposal of discontinued operations, net of tax................       --        --       (0.02)         --
                                                                            --------  --------  ----------  ----------
    Income (loss) before cumulative effect of change in accounting
     principle.............................................................    (0.18)     0.06       (0.25)       0.19
    Cumulative effect of change in accounting principle, net of tax........       --        --       (7.04)         --
                                                                            --------  --------  ----------  ----------
    Net income (loss)...................................................... $  (0.18) $   0.06  $    (7.29) $     0.19
                                                                            ========  ========  ==========  ==========
    Weighted average shares outstanding....................................   64,311    64,643      64,175      64,317
                                                                            ========  ========  ==========  ==========
Diluted earnings per share:
    Income (loss) from continuing operations before cumulative effect of
     change in accounting principle........................................ $  (0.17) $   0.17  $    (0.21) $     0.28
    Loss from discontinued operations, net of tax..........................    (0.01)    (0.11)      (0.02)      (0.09)
    Loss on disposal of discontinued operations, net of tax................       --        --       (0.02)         --
                                                                            --------  --------  ----------  ----------
    Income (loss) before cumulative effect of change in accounting
     principle.............................................................    (0.18)     0.06       (0.25)       0.19
    Cumulative effect of change in accounting principle, net of tax........       --        --       (7.04)         --
                                                                            --------  --------  ----------  ----------
    Net income (loss)...................................................... $  (0.18) $   0.06  $    (7.29) $     0.19
                                                                            ========  ========  ==========  ==========
    Weighted average shares outstanding....................................   64,311    64,860      64,175      64,495
                                                                            ========  ========  ==========  ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                    For the Six Months Ended June 30, 2002
                                (In thousands)
                                  (Unaudited)

                                     Common Stock                 Retained              Accumulated
                                  ------------------ Additional   Earnings                 Other         Total
                                    Shares            Paid-in-  (Accumulated Treasury  Comprehensive Shareholders'
                                  Outstanding Amount  Capital     Deficit)    Stock        Loss         Equity
                                  ----------- ------ ---------- ------------ --------  ------------- -------------
BALANCE, December 31, 2001.......   63,793     $65    $622,783   $  67,307   $(10,425)    $(3,618)     $ 676,112
Shares purchased under stock
  purchase plans.................    1,206       2       1,294          --         --          --          1,296
Net losses on interest rate swaps       --      --          --          --         --      (1,214)        (1,214)
Reclassification adjustments.....       --      --          --          --         --       1,357          1,357
Net loss.........................       --      --          --    (456,865)        --          --       (456,865)
Convertible preferred stock
  dividends......................       --      --          --     (10,866)        --          --        (10,866)
                                    ------     ---    --------   ---------   --------     -------      ---------
BALANCE, June 30, 2002...........   64,999     $67    $624,077   $(400,424)  $(10,425)    $(3,475)     $ 209,820
                                    ======     ===    ========   =========   ========     =======      =========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    --------------------
                                                                                       2002       2001
                                                                                    ---------  ---------
Cash flows from operating activities:
   Net income (loss)............................................................... $(456,865) $  22,591
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of change in accounting principle, net of tax.............   451,858         --
       Loss from discontinued operations, net of tax...............................     1,125      5,702
       Loss on disposal of discontinued operations, net of tax.....................     1,132         --
       Depreciation and amortization...............................................    18,808     35,560
       Provision for doubtful accounts, net of recoveries..........................     2,067     12,313
       Other non-cash charges......................................................     2,614      1,712
       Changes in operating assets and liabilities:
          Accounts receivable......................................................    40,665     80,269
          Costs and estimated earnings in excess of billings on uncompleted
            contracts..............................................................    (3,897)    (3,911)
          Prepaid expenses and other current assets................................       319     (5,296)
          Billings in excess of costs and estimated earnings on uncompleted
            contracts..............................................................   (13,042)   (30,985)
          Accounts payable and accrued liabilities.................................   (42,264)   (40,065)
          Change in other assets and liabilities...................................     4,168    (22,502)
                                                                                    ---------  ---------
              Net cash provided by operating activities............................     6,688     55,388
                                                                                    ---------  ---------
Cash flows from investing activities:
   Cash paid for acquisitions, net of cash acquired................................      (176)   (10,956)
   Purchases of property and equipment.............................................    (7,800)   (16,378)
   Proceeds from sales of businesses, property and equipment.......................    11,537      4,524
                                                                                    ---------  ---------
              Net cash provided by (used in) investing activities..................     3,561    (22,810)
                                                                                    ---------  ---------
Cash flows from financing activities:
   Net payments on short-term debt.................................................       (52)      (774)
   Payments on long-term debt......................................................  (315,651)  (447,269)
   Proceeds from long-term debt borrowings.........................................   303,600    417,750
   Payment of debt issuance costs..................................................    (4,000)    (4,813)
   Purchase of treasury stock......................................................        --     (2,841)
   Issuance of stock under employee stock purchase and stock option plans..........     1,273      1,798
                                                                                    ---------  ---------
              Net cash used in financing activities................................   (14,830)   (36,149)
                                                                                    ---------  ---------
Net cash flows from discontinued operations........................................    (1,416)    (5,468)
                                                                                    ---------  ---------
Net decrease in cash and cash equivalents..........................................    (5,997)    (9,039)
Cash and cash equivalents, beginning of period.....................................    20,572     10,094
                                                                                    ---------  ---------
Cash and cash equivalents, end of period........................................... $  14,575  $   1,055
                                                                                    =========  =========
Supplemental disclosure of cash flow information:
   Interest paid................................................................... $  34,089  $  43,705
   Income taxes paid (refunded), net...............................................   (10,155)    11,220

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

   The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated condensed financial statements should be read in conjunction with the separate audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2001 as filed in the Company's Annual Report on Form 10-K/A dated July 1, 2002.

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

   Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized a charge of $451.9 million, or $7.04 per share, net of tax benefit of $48.2 million, at January 1, 2002, which is shown as a cumulative effect of a change in accounting principle in the consolidated condensed statement of operations. This non-cash impairment charge has no impact on the calculation of financial covenants under the Company's debt agreements.

   Also as prescribed by SFAS No. 142, the Company reclassified the unamortized balance of its acquired dedicated workforce, which was $5.6 million at January 1, 2002, from intangible assets to goodwill.

   The carrying amount of goodwill attributable to each reportable operating segment was as follows (in thousands):

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
                                                        ==========       ========   ========  ==========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


   The following unaudited pro forma results of operations data for the three months and six months ended June 30, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

                                                                     Three Months Ended   Six Months Ended
                                                                         June 30,             June 30,
                                                                     ----------------    ------------------
                                                                       2002       2001      2002      2001
                                                                     -------    -------  ---------  -------
                                                                     (in thousands, except per share amounts
Net income (loss) as reported....................................... $(5,985)   $ 8,795  $(456,865) $22,591
Add: cumulative effect of change in accounting principle, net of
  tax...............................................................      --         --    451,858       --
Add: goodwill amortization..........................................      --      8,450         --   16,956
Add: amortization of acquired dedicated workforce...................      --        444         --      888
Less: tax benefit of deductible goodwill amortization...............      --       (497)        --     (994)
                                                                     -------    -------  ---------  -------
   Adjusted net income (loss)....................................... $(5,985)   $17,192  $  (5,007) $39,441
                                                                     =======    =======  =========  =======
Basic EPS:
   Net income (loss) as reported.................................... $ (0.18)   $  0.06  $   (7.29) $  0.19
   Add: cumulative effect of change in accounting principle, net of
     tax............................................................      --         --       7.04       --
   Add: goodwill amortization.......................................      --       0.13         --     0.26
   Add: amortization of acquired dedicated workforce................      --       0.01         --     0.01
   Less: tax benefit of deductible goodwill amortization............      --      (0.01)        --    (0.01)
                                                                     -------    -------  ---------  -------
       Adjusted net income (loss)................................... $ (0.18)   $  0.19  $   (0.25) $  0.45
                                                                     =======    =======  =========  =======
Diluted EPS:
   Net income (loss) as reported.................................... $ (0.18)   $  0.06  $   (7.29) $  0.19
   Add: cumulative effect of change in accounting principle, net of
     tax............................................................      --         --       7.04       --
   Add: goodwill amortization.......................................      --       0.13         --     0.26
   Add: amortization of acquired dedicated workforce................      --       0.01         --     0.01
   Less: tax benefit of deductible goodwill amortization............      --      (0.01)        --    (0.01)
                                                                     -------    -------  ---------  -------
       Adjusted net income (loss)................................... $ (0.18)   $  0.19  $   (0.25) $  0.45
                                                                     =======    =======  =========  =======

3.  DISCONTINUED OPERATIONS

   In late 2001, the Company decided to exit certain small non-core markets with limited growth potential. Accordingly, during the three months ended March 31, 2002, the Company sold three relatively small, marginally profitable business units in the Northeast region of the Company's Commercial/Industrial Services Group for aggregate cash proceeds of $9.6 million, resulting in a loss on sale of approximately $1.1 million, net of tax benefit. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002, these business units are classified as discontinued operations. Accordingly, the accompanying consolidated condensed statements of operations reflect the historical, after-tax results of these operations as "Loss from discontinued operations, net of tax". These businesses generated aggregate revenues and operating income in 2001 of $80.0 million and $1.1 million, respectively.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


   In September 2001, the Company discontinued its Global Technologies segment. Aggregate revenues from the discontinued Global Technologies segment and the businesses sold in 2002 were $6.4 million and $105.7 million for the six months ended June 30, 2002 and 2001, respectively.

4.  DEBT AND RIGHTS OFFERING

   Short- and long-term debt consists of the following (in thousands):

                                                          June 30,  December 31,
                                                            2002        2001
                                                          --------  ------------
Revolving Credit Facility (8.3% and 7.4%, respectively).. $ 83,800    $ 90,000
Term loans (6.6% and 6.1%, respectively).................  289,613     294,000
Institutional term loan (6.5% and 7.0%, respectively)....   96,785      98,250
10 1/2% Senior Subordinated Notes........................  335,000     335,000
Unamortized discount on 10 1/2% Senior Subordinated Notes   (6,619)     (7,100)
Other borrowings.........................................    4,607       4,664
                                                          --------    --------
                                                           803,186     814,814
Less: short-term borrowings and current maturities.......   (4,494)     (4,551)
                                                          --------    --------
   Total long-term debt.................................. $798,692    $810,263
                                                          ========    ========

   Effective June 26, 2002, the Company entered into an amended credit facility (the "Amended Facility"), which provides financial covenant modification through February 2005. On June 27, 2002, the Company entered into a Securities Purchase Agreement with affiliates of Apollo Management IV, L.P. ("Apollo"), whereby Apollo agreed to purchase $35 million of equity securities of the Company (the "Apollo Investment"). The Apollo Investment is subject to shareholder approval and the terms and conditions of the Securities Purchase Agreement.

   The Amended Facility provides for term loans totaling approximately $400 million and a revolving credit facility of $300 million, temporarily limited to $250 million until funding of the Apollo Investment. In the event the Apollo Investment is not received by October 15, 2002, the Company will be in immediate default under the Amended Facility. The $35 million of proceeds from the Apollo Investment, net of up to $4 million of certain permitted expenses, are required to be applied against term loans. Borrowings under the Amended Facility bear interest at variable rates, ranging from 2.0% to 4.25% over the Eurodollar Rate (as defined in the Amended Facility), and from 0.50% to 2.75% over the Alternate Base Rate (as defined in the Amended Facility) depending, in each case, on the Company's total debt-to-EBITDA ratio. In addition, the Amended Facility places restrictions upon the Company's ability to pay dividends, make acquisitions and investments and incur capital expenditures and requires debt prepayment with proceeds from future issuances of debt or equity, asset sales and excess cash flow, as defined in the Amended Facility.

   The Amended Facility prohibits the payment of cash dividends, which the Convertible Preferred Stock Agreement requires beginning in April 2003. As a result, the Company will, in all likelihood, not make its cash dividend payment in April 2003. If the Company does not make its cash dividend payment in April 2003, the dividend rate on the Convertible Preferred Stock will increase to an annual rate of 9.25%, and Apollo will have the right to appoint additional directors to the Company's Board of Directors such that the Apollo-appointed directors would constitute a majority of the Board of Directors. However, such events will not trigger a right of acceleration of the Company's redemption obligation under the Convertible Preferred Stock or any of the Company's debt instruments.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


   The Company plans to enter into a rights offering in order to effect the Apollo Investment, whereby holders of common stock, certain options and warrants, and the Convertible Preferred Stock will receive rights to purchase up to 75 million shares of common stock at a cash subscription price of $0.55 per share. If the rights offering is fully subscribed, the total amount raised, including the Apollo Investment, will be $72.4 million. Pursuant to the Amended Facility, 50 percent of any proceeds received from the rights offering in excess of the $35 million Apollo Investment, less certain permitted expenses, will be applied toward permanent reduction of the revolving credit facility and the term loans on a pro-rata basis. The rights offering is conditioned upon shareholder approval of the Apollo Investment and customary regulatory approvals. In the event the shareholders do not approve the Apollo Investment, or if the Apollo Investment is not received on or before October 15, 2002, the Company will be in immediate default under the Amended Facility. On August 13, 2002, the closing sale price of the Company's common stock was $0.23 per share. To the extent that shares continue to be available on the open market at prices below $0.55 per share, participation in the rights offering, other than the Apollo Investment, is unlikely. Subject to Apollo's consent, the Company can elect to terminate the rights offering at any time and have Apollo fund the Apollo Investment by a different form of investment.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has elected three members to the Company's Board of Directors. Under the Investors' Rights Agreement, the Company is required to maintain a debt leverage ratio (total debt to EBITDA, as defined) less than
4.00 to 1. The Company did not maintain a leverage ratio less than 4.00 to 1 during the second quarter of 2002. If such event is deemed both material and intentional, and so long as the requirements of the covenant are not met, Apollo is entitled to appoint additional directors to the Company's Board of Directors such that the Apollo-appointed directors would constitute a majority of the Board of Directors. Not meeting the total debt leverage covenant does not trigger a right of acceleration of the Company's obligations under any of its debt or outstanding preferred stock instruments.

5.  OPERATING SEGMENTS

   The Company has three reportable segments: Commercial/ Industrial Services, Residential Services and Cleaning Systems. The Company's reportable segments are strategic business units that, for the most part, offer products and services to distinct customer groups. They are managed separately because each segment requires different operating and marketing strategies. Intersegment transactions are not material.

   The Commercial/Industrial Services Group, which is an aggregation of four operating segments organized geographically, provides installation and repair services to the electrical, heating, ventilation and air conditioning ("HVAC"), plumbing, control and monitoring and process piping systems of commercial and industrial facilities. The Residential Services Group provides mechanical, plumbing and other contracting services primarily in single family and low-rise multifamily housing units. The Cleaning Systems Group provides a wide variety of facility cleaning and maintenance management services nationwide. From time to time, management may move business units from one segment to another for management reporting and evaluation purposes.

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


   Unallocated corporate expenses primarily include corporate overhead and savings from national purchase agreements relating to materials and property/casualty insurance. Costs related to group and regional management, and related operational, sales and marketing, accounting and administrative support are included in the operating costs of each segment. Corporate assets primarily include cash, deferred tax assets, deferred debt issuance costs and other intangible assets, certain computer hardware and software, fixed assets related to the Company's corporate office, cost-based investments and miscellaneous non-trade accounts receivable.

                                        Commercial/
                                        Industrial  Residential Cleaning
                                         Services    Services   Systems   Corporate   Total
                                        ----------- ----------- --------  --------- ----------
                                                            (in thousands)
THREE MONTHS ENDED JUNE 30, 2002:
   Total revenues...................... $  698,858   $ 91,092   $ 76,918  $     --  $  866,868
   Operating costs.....................    696,572     79,940     79,595     1,767     857,874
                                        ----------   --------   --------  --------  ----------
   Operating income.................... $    2,286   $ 11,152   $ (2,677) $ (1,767) $    8,994
                                        ==========   ========   ========  ========  ==========
   Capital expenditures................ $      738   $    274   $    989  $    129  $    2,130
   Depreciation and amortization.......      6,026        543      1,492     1,474       9,535

THREE MONTHS ENDED JUNE 30, 2001:
   Total revenues...................... $  834,232   $ 90,272   $ 72,047  $     --  $  996,551
   Operating costs.....................    784,711     80,061     68,382     4,820     937,974
                                        ----------   --------   --------  --------  ----------
   Segment operating earnings.......... $   49,521   $ 10,211   $  3,665  $ (4,820)     58,577
                                        ==========   ========   ========  ========
   Amortization of goodwill............                                                  9,044
                                                                                    ----------
   Operating income....................                                             $   49,533
                                                                                    ==========
   Capital expenditures................ $    4,434   $    163   $  1,340  $     41  $    5,978
   Depreciation and other amortization.      6,248        593      1,224       716       8,781

SIX MONTHS ENDED JUNE 30, 2002:
   Total revenues...................... $1,415,609   $165,545   $148,703  $     --  $1,729,857
   Operating costs.....................  1,394,535    150,034    150,816     3,710   1,699,095
                                        ----------   --------   --------  --------  ----------
   Operating income.................... $   21,074   $ 15,511   $ (2,113) $ (3,710) $   30,762
                                        ==========   ========   ========  ========  ==========
   Capital expenditures................ $    1,844   $  2,841   $  2,555  $    560  $    7,800
   Depreciation and amortization.......     11,972      1,117      2,922     2,797      18,808

SIX MONTHS ENDED JUNE 30, 2001:
   Total revenues...................... $1,686,388   $164,189   $138,875  $     --  $1,989,452
   Operating costs.....................  1,587,605    149,928    131,708     6,865   1,876,106
                                        ----------   --------   --------  --------  ----------
   Segment operating earnings.......... $   98,783   $ 14,261   $  7,167  $ (6,865)    113,346
                                        ==========   ========   ========  ========
   Amortization of goodwill............                                                 18,144
                                                                                    ----------
   Operating income....................                                             $   95,202
                                                                                    ==========
   Capital expenditures................ $   12,067   $    778   $  2,249  $  1,284  $   16,378
   Depreciation and other amortization.     12,563      1,186      2,420     1,247      17,416

TOTAL ASSETS:
   As of June 30, 2002................. $1,465,880   $156,483   $ 91,169  $138,118  $1,851,650
   As of December 31, 2001.............  1,980,868    148,394    148,740   123,324   2,401,326

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


6.  EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2002 and 2001.

                                                                  Three Months Ended    Six Months Ended
                                                                       June 30,             June 30,
                                                                  -----------------   -------------------
                                                                    2002       2001      2002      2001
                                \                                 --------   -------  ---------  --------
                                                                  (in thousands, except per share amounts)
Income (loss) from continuing operations before cumulative effect of change in accounting principle.............................. $ (5,431)  $15,877  $  (2,750) $ 28,293
Less: convertible preferred stock dividends......................   (5,481)   (5,107)   (10,866)  (10,124)
                                                                  --------   -------  ---------  --------
Income (loss) from continuing operations before cumulative effect of change in accounting principle available to common
  shareholders...................................................  (10,912)   10,770    (13,616)   18,169
Loss from discontinued operations................................     (554)   (7,082)    (1,125)   (5,702)
Loss on disposal of discontinued operations......................       --        --     (1,132)       --
Cumulative effect of change in accounting principle..............       --        --   (451,858)       --
                                                                  --------   -------  ---------  --------
Net income (loss) available to common shareholders............... $(11,466)  $ 3,688  $(467,731) $ 12,467
                                                                  ========   =======  =========  ========
Basic earnings per share:
   Income (loss) from continuing operations before cumulative
     effect of change in accounting principle.................... $  (0.17)  $  0.17  $   (0.21) $   0.28
   Loss from discontinued operations.............................    (0.01)    (0.11)     (0.02)    (0.09)
   Loss on disposal of discontinued operations...................       --        --      (0.02)       --
   Cumulative effect of change in accounting principle...........       --        --      (7.04)       --
                                                                  --------   -------  ---------  --------
   Net income (loss) per share--Basic............................ $  (0.18)  $  0.06  $   (7.29) $   0.19
                                                                  ========   =======  =========  ========
   Weighted average shares outstanding--Basic....................   64,311    64,643     64,175    64,317
                                                                  ========   =======  =========  ========
Diluted earnings per share:
   Income (loss) from continuing operations before cumulaive
     effect of change in accounting principle.................... $  (0.17)  $  0.17  $   (0.21) $   0.28
   Loss from discontinued operations.............................    (0.01)    (0.11)     (0.02)    (0.09)
   Loss on disposal of discontinued operations...................       --        --      (0.02)       --
   Cumulative effect of change in accounting principle...........       --        --      (7.04)       --
                                                                  --------   -------  ---------  --------
   Net income (loss) per share--Diluted.......................... $  (0.18)  $  0.06  $   (7.29) $   0.19
                                                                  ========   =======  =========  ========
   Weighted average shares outstanding--Diluted..................   64,311    64,860     64,175    64,495
                                                                  ========   =======  =========  ========
Weighted average shares:
   Weighted average shares outstanding--Basic....................   64,311    64,643     64,175    64,317
   Common stock equivalents from stock options and
     warrants....................................................       --       217         --       178
                                                                  --------   -------  ---------  --------
   Weighted average shares outstanding--Diluted..................   64,311    64,860     64,175    64,495
                                                                  ========   =======  =========  ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


7.  COMPREHENSIVE INCOME

   The following table reconciles net income (loss) to comprehensive income
(loss) for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands):


                                                           Three Months       Six Months
                                                          Ended June 30,    Ended June 30,
                                                         ---------------  ------------------
                                                           2002    2001      2002      2001
                                                         -------  ------  ---------  -------
Net income (loss)....................................... $(5,985) $8,795  $(456,865) $22,591
Other comprehensive income (loss):
   Cumulative effect attributed to adoption of SFAS 133.      --      --         --   (1,488)
   Net losses on interest rate swaps....................    (999)   (179)    (1,214)  (1,634)
   Reclassification adjustments.........................     549     402      1,357      508
                                                         -------  ------  ---------  -------
Total comprehensive income (loss)....................... $(6,435) $9,018  $(456,722) $19,977
                                                         =======  ======  =========  =======

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

   A significant portion of the Company's business involves installation of mechanical and electrical systems in newly constructed commercial, industrial and residential facilities. Historically, the construction industry has been highly cyclical, and is in the midst of a downturn, along with the general economy. The U.S. Department of Commerce construction reports indicate that private non-residential construction has declined approximately 20% (seasonally adjusted annual rate) from June 2001 to June 2002, with the largest declines in the industrial, office building and hotel sectors. Overcapacity in the industry has resulted in a very competitive pricing environment in many markets, resulting in downward pressure on profit margins. The Company's profitability and profit margins have declined accordingly. Operating income margins for the years ended December 31, 2000 and 2001, and for the six-month period ended June 30, 2002 were 5.2%, 2.3% and 1.8%, respectively. Backlog was approximately $1.4 billion at June 30, 2002, compared to $1.6 billion at December 31, 2001 and June 30, 2001. The estimated gross profit margin in backlog is approximately 15 basis points lower than at December 31, 2001. Many industry analysts, however, including F.W. Dodge and FMI, predict increases in non-residential construction spending in 2003 and 2004 ranging from 4% to 7% per annum. Consequently, the Company believes that the negative trend in operating margin has stabilized and that operating margins should improve as demand for the Company's services increases. In the meantime, the Company is focused on improving profitability by curbing discretionary spending, while continuing to enhance its sales, service and project management processes.

Critical Accounting Policies

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

   Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors on or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (collectively referred to as unapproved change orders and claims). These amounts are recorded at their estimated net realizable value when the amounts of additional contract revenue are probable and can be reliably estimated. Claims made by the Company involve negotiation and, in certain cases, litigation. The Company expenses litigation costs as incurred, although it may seek to recover these costs as part of its claim. The Company believes that it has a reasonable legal basis for pursuing recovery of recorded claims, and the Company intends to pursue and litigate these claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims involve the use of estimates, and it is possible that revisions to recorded amounts may be made as more information becomes available. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable.

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

   Accounts receivable collectibility represents another significant accounting policy. Company business units grant credit, generally without collateral, to their customers, which primarily include general contractors, property owners and developers, governmental agencies, educational and medical institutions, and commercial and industrial companies in a variety of industries. The Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company is entitled to payment for work performed and often has certain lien rights that can be attached to the work performed. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when future collection is considered doubtful. Historically, receivables collectibility has not been a significant issue in the facilities services industry, particularly with respect to new construction. However, the Company recorded provisions for bad debts totaling $12.3 million from continuing operations during the first six months of 2001, compared to $2.1 million in the first six months of 2002. The significant provision in 2001 is primarily attributable to the collapse of the telecommunications industry discussed below and, to a lesser extent, the general economic downturn which contributed to financial difficulties of certain customers outside the technology sector.

                             RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001

   Operating results for the three months ended June 30, 2002 and 2001 are summarized as follows (in millions):

                                     Three Months Ended Three Months Ended
                                       June 30, 2002      June 30, 2001
                                     -----------------  -----------------
                                              Operating          Operating
                                     Revenues  Income   Revenues  Income
                                     -------- --------- -------- ---------
      Commercial/Industrial Services  $698.9    $ 2.3    $834.2    $49.5
      Residential Services..........    91.1     11.2      90.3     10.2
      Cleaning Systems..............    76.9     (2.7)     72.1      3.6
      Corporate.....................      --     (1.8)       --     (4.8)
      Amortization of goodwill......      --       --        --     (9.0)
                                      ------    -----    ------    -----
         Total......................  $866.9    $ 9.0    $996.6    $49.5
                                      ======    =====    ======    =====

   Segment Results. Commercial/Industrial Services Group revenues decreased 16% to $698.9 million for the three months ended June 30, 2002 compared to the comparable period in 2001 primarily as a result of the decline in revenues from the technology and telecommunications sector and the general economic slowdown. Commercial/Industrial Services operating income decreased 95% to $2.3 million in the three months ended June 30, 2002 period compared to income of $49.5 million in the comparable period in 2001, primarily as a result of increased pricing pressures on projects as a result of deteriorating economic conditions, reduced levels of work done for customers in the higher margin technology and telecommunications sector, and job losses totaling $13.3 million on two specific large fixed-price contracts. Residential Services Group revenues increased 1% to $91.1 million and operating income increased 9% to $11.2 million, reflecting continued growth in market conditions in key housing markets and increased penetration of certain markets. Cleaning Systems Group revenues increased 7% to $76.9 million primarily as a result of an increased volume of national service contracts. Cleaning Systems operating income declined to a loss of $2.7 million due primarily to bad debt provisions of $2.8 million on financially struggling retail accounts, service disruption caused by the bankruptcy filing of a significant retail customer and weak performance in the group's West Coast contract management operations.

   Revenues. Revenues decreased $129.7 million, or 13%, to $866.9 million for the three months ended June 30, 2002 from $996.6 million for the three months ended June 30, 2001. The decrease is primarily attributable to decreases in revenues from technology and telecommunications customers in the West and Southwest regions of the Company's Commercial/Industrial Services Group and the general deterioration in the overall economic environment. The U.S. Department of Commerce construction reports indicate that private non-residential construction declined approximately 20% (seasonally adjusted annual rate) from June 2001 to June 2002.

   Gross profit. Gross profit decreased $68.5 million, or 39%, to $107.5 million for the three months ended June 30, 2002 from $176.0 million for the three months ended June 30, 2001. This decrease in gross profit is primarily due to increased pricing pressures on projects as a result of weaker economic conditions, reduced levels of work done for customers in the higher margin technology and telecommunications sector, and job losses totaling $13.3 million on two specific large jobs. Gross profit margin decreased to 12.4% for the three months ended June 30, 2002 compared to 17.7% for the three months ended June 30, 2001 for the same reasons.

   Selling, general and administrative expenses. Selling, general and administrative expenses decreased $8.5 million, or 8%, to $98.9 million for the three months ended June 30, 2002 from $107.4 million for the three months ended June 30, 2001. The decrease in these expenses is primarily attributable to lower volumes of work than in the prior year period, integration-related cost savings and cost-reduction initiatives. As a percentage of revenues, selling, general and administrative expenses increased to 11.4% for the three months ended June 30,

2002 from 10.8% for the three months ended June 30, 2001. This increased percentage is primarily due to a lower revenue base across which to spread fixed overhead costs.

   Provision for doubtful accounts, net of recoveries. Provision for doubtful accounts decreased from a provision of $10.0 million for the three months ended June 30, 2001 to net bad debt recoveries of $0.4 million in the three months ended June 30, 2002. The prior year provision is primarily attributable to a $9.8 million charge recorded in the second quarter of 2001 to reserve certain accounts receivable from customers in the telecommunications industry.

   Amortization of goodwill. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 effective January 1, 2002, the Company recorded no goodwill amortization in 2002. See Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion. Goodwill amortization for the three months ended June 30, 2001 was $9.0 million.

   Other income (expense). Other income (expense) primarily includes net interest expense of $19.6 million for the three months ended June 30, 2002, reflecting a $0.1 million decrease from the three months ended June 30, 2001. Net interest expense was lower in 2002 primarily as a result of lower average debt balances and higher interest income, partially offset by the impact of higher interest rates on debt.

   Income tax provision (benefit). As a result of lower earnings before taxes, the income tax provision decreased $18.6 million to a $4.9 million benefit for the three months ended June 30, 2002, compared to a $13.7 million provision for the three months ended June 30, 2001. The effective tax rate for the three months ended June 30, 2002 was 47.5% compared to 46.3% for the three months ended June 30, 2001.

   Loss from discontinued operations, net of tax. During the three months ended June 30, 2002, the Company recorded a loss, net of tax, of $0.6 million related to the transition and wind-down of the three business units sold during the first quarter of 2002, compared to a loss, net of tax, from these discontinued operations as well as those of the discontinued Global Technologies segment of $7.1 million for the three months ended June 30, 2001. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

   Operating results for the six months ended June 30, 2002 and 2001 are summarized as follows (in millions):

                                         Six Months          Six Months
                                     Ended June 30, 2002 Ended June 30, 2001
                                     -----------------   -----------------
                                               Operating           Operating
                                     Revenues   Income   Revenues   Income
                                     --------  --------- --------  ---------
      Commercial/Industrial Services $1,415.6    $21.1   $1,686.4   $ 98.8
      Residential Services..........    165.6     15.5      164.2     14.2
      Cleaning Systems..............    148.7     (2.1)     138.9      7.2
      Corporate.....................       --     (3.7)        --     (6.9)
      Amortization of goodwill......       --       --         --    (18.1)
                                     --------    -----   --------   ------
         Total...................... $1,729.9    $30.8   $1,989.5   $ 95.2
                                     ========    =====   ========   ======

   Segment Results. Commercial/Industrial Services Group revenues decreased 16% to $1,415.6 million for the six months ended June 30, 2002 compared to the comparable period in 2001 primarily as a result of the decline in revenues from the technology and telecommunications sector and the general economic slowdown. Commercial/Industrial Services operating income decreased 79% to $21.1 million in the six months ended June 30, 2002 period compared to the comparable period in 2001, primarily as a result of increased pricing pressures on projects as a result of deteriorating economic conditions, reduced levels of work done for customers in the higher margin technology and telecommunications sector, and job losses totaling $13.3 million on two specific large fixed-price contracts. Residential Services Group revenues increased 1% to $165.6 million, and operating income increased 9% to $15.5 million, reflecting improved market conditions in key housing markets and increased penetration of certain markets. Cleaning Systems Group revenues increased 7% to $148.7 million primarily as a result of an increased volume of national service contracts. Cleaning Systems operating income declined to a loss of $2.1 million due primarily to bad debt provisions of $2.8 million on financially struggling retail accounts, service disruption caused by the bankruptcy filing of a significant retail customer and weak performance in the group's West Coast contract management operations.

   Revenues. Revenues decreased $259.6 million, or 13%, to $1,729.9 million for the six months ended June 30, 2002 from $1,989.5 million for the six months ended June 30, 2001. The decrease is primarily attributable to decreases in revenues from technology and telecommunications customers in the West and Southwest regions of the Company's Commercial/Industrial Services Group and as a result of the general deterioration in the overall economic environment. The U.S. Department of Commerce construction reports indicate that private non-residential construction declined approximately 20% (seasonally adjusted annual rate) from June 2001 to June 2002.

   Gross profit. Gross profit decreased $124.9 million, or 35%, to $227.8 million for the six months ended June 30, 2002 from $352.7 million for the six months ended June 30, 2001. This decrease in gross profit is primarily due to increased pricing pressures on projects as a result of weaker economic conditions, reduced levels of work done for customers in the higher margin technology and telecommunications sector and job losses totaling $13.3 million on two specific large fixed-price contracts. Gross profit margin decreased to 13.2% for the six months ended June 30, 2002 compared to 17.7% for the six months ended June 30, 2001, for the reasons mentioned above.

   Selling, general and administrative expenses. Selling, general and administrative expenses decreased $32.1 million, or 14%, to $195.0 million for the six months ended June 30, 2002 from $227.1 million for the six months ended June 30, 2001. The decrease in these expenses is primarily attributable to lower volumes of work than in the prior year period, integration-related cost savings and cost-reduction initiatives. As a percentage of revenues, selling, general and administrative expenses decreased to 11.3% for the six months ended June 30, 2002 from 11.4% for the six months ended June 30, 2001. This decreased percentage is primarily due to integration-related cost savings and the elimination of overhead positions from other cost-reduction initiatives.

   Provision for doubtful accounts, net of recoveries. Provision for doubtful accounts decreased $10.2 million, or 83%, to $2.1 million in the first six months of 2002, compared to $12.3 million in the same period of 2001. This decrease is primarily attributable to a $9.8 million charge recorded in the second quarter of 2001 to reserve certain accounts receivable from customers in the telecommunications industry.

   Amortization of goodwill. In accordance with the provisions of SFAS No. 142 effective January 1, 2002, the Company recorded no goodwill amortization in 2002. See Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion. Goodwill amortization for the six months ended June 30, 2001 was $18.1 million.

   Other income (expense). Other income (expense) primarily includes net interest expense of $37.8 million for the six months ended June 30, 2002, reflecting a $4.3 million decrease from the six months ended June 30, 2001. Net interest expense was lower in 2002 primarily as a result of lower average debt balances outstanding.

   Income tax provision (benefit). As a result of lower earnings before taxes, the income tax provision decreased $27.6 million to a $3.0 million benefit for the six months ended June 30, 2002 from a $24.7 million expense for the six months ended June 30, 2001. The effective tax rate for the six months ended June 30, 2002 was 52.0% compared to 46.6% for the six months ended June 30, 2001. The increase in the effective tax rate is due to the effect of non-deductible expenses making up a larger proportion of pre-tax income (loss) in 2002 compared to 2001.

   Loss from discontinued operations, net of tax. The Company recorded a combined loss, net of tax, from three business units sold during the first quarter of 2002 of $1.1 million for the six months ended June 30, 2002 compared to a loss, net of tax, from these discontinued operations as well as those of the discontinued Global Technologies segment of $5.7 million for the six months ended June 30, 2001. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Loss on disposal of discontinued operations, net of tax. The Company recorded a loss on the sale of the three business units sold during the first quarter of 2002 of $1.1 million, net of related income tax benefit of $0.8 million. These businesses were sold for aggregate net proceeds of $9.6 million. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Cumulative effect of change in accounting principle, net of tax. The cumulative effect of change in accounting principle, net of tax, represents a non-cash charge for impairment of goodwill, in accordance with the adoption of the provisions of SFAS No. 142 on January 1, 2002, of $451.9 million, net of tax benefit of $48.2 million. This non-cash impairment charge has no impact on the calculation of financial covenants under the Company's debt agreements. See
Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its operations and growth primarily with internally generated funds and borrowings from commercial banks and other lenders. During the second quarter of 2002, management anticipated that the Company might not be able to remain in compliance with the financial covenants contained in its primary bank credit facility (the "Credit Facility") as of June 30, 2002. Accordingly, the Company entered into negotiations with its senior bank lenders to amend the financial covenants to avoid a possible default as of the end of the second quarter. Effective June 26, 2002, the Company entered into an amended credit facility (the "Amended Facility"), which provides financial covenant modifications through February 2005. Management anticipates that the Company's cash flow from operations and existing borrowing capacity under the Amended Facility will be adequate to fund the Company's normal working capital needs, debt service requirements and planned capital expenditures for 2002.

   The Amended Facility consists of approximately $400 million in Term Loans and a $300 million Revolving Credit Facility. Pursuant to the Amended Facility, the Company is required to sell $35.0 million of voting stock to affiliates of Apollo Management IV, L.P. ("Apollo") in a rights offering or other investment (the "Apollo Investment") and to apply $31.0 million of the proceeds to permanently reduce amounts outstanding under the Term Loans by October 15, 2002. The Revolving Credit Facility is temporarily limited to $250 million, until the Apollo Investment has been funded. Availability under the Revolving Credit Facility, after applying available cash and deducting letter of credit commitments, was $110.6 million at July 31, 2002. The Company is currently in compliance with all financial covenants under the Amended Facility. Although no absolute assurance can be given, the Company's internal financial projections for the balance of 2002 indicate that the Company will remain in compliance with all financial covenants under the Amended Facility for the duration of the year.

   On June 27, 2002, the Company entered into a Securities Purchase Agreement with affiliates of Apollo, whereby Apollo agreed to purchase $35.0 million of voting stock of the Company, subject to the terms and conditions of the Securities Purchase Agreement. In connection therewith, the Company plans to enter into a rights offering whereby holders of common stock, certain options and warrants, and the Convertible Preferred Stock will receive rights to purchase up to an aggregate of 75 million shares of Company common stock, including the Apollo Investment, at a cash subscription price of $0.55 per share. If the rights offering is fully subscribed, the total amount raised, including the Apollo Investment, will be $72.4 million. Pursuant to the Amended Facility, proceeds from the $35.0 million Apollo Investment, net of up to $4.0 million of certain permitted expenses, are required to be applied against the Terms Loans, and 50 percent of the proceeds received from the rights offering in excess of the Apollo Investment, net of certain permitted expenses, will be applied toward permanent reduction of the Revolving Credit Facility and the Term Loans, on a pro rata basis. The rights offering is conditioned upon shareholder approval of the Apollo Investment and customary regulatory approvals. In the event the shareholders do not approve the Apollo Investment, or if the Apollo Investment is not received on or before October 15, 2002, the Company will be in immediate default under the Amended Facility. On August 13, 2002, the closing sale price of the Company's common stock was $0.23 per share. To the extent that shares continue to be available on the open market at prices below $0.55 per share, participation in the rights offering, other than the Apollo Investment, is unlikely. Subject to Apollo's consent, the Company can elect to terminate the rights offering at any time and have Apollo fund the Apollo Investment by a different form of investment.

   Under the Amended Facility, the Company is required to maintain compliance with the following financial covenants, measured as of the end of each fiscal quarter: (1) a minimum Fixed Charge Coverage Ratio (as defined); (2) a maximum ratio of senior debt to pro forma EBITDA (as defined); (3) a maximum ratio of Funded Debt (as defined) to pro forma EBITDA (as defined); (4) a minimum amount of Consolidated Net Worth (as defined); and (5) a maximum amount of capital expenditures. In addition, the Amended Facility restricts the Company's ability to pay dividends, make acquisitions and investments and incur capital expenditures and requires debt prepayment with proceeds from future issuances of debt or equity, asset sales and excess cash flow (as defined in the Amended Facility).

   The Company intends to sell certain under-performing or non-strategic business units, provided that the Company is able to secure prices, terms and conditions deemed acceptable by the Company. Including the anticipated tax benefits associated with the sales of some of these businesses, the Company believes that the aggregate cash benefit to be realized from sales of businesses will exceed $50 million. Pursuant to the Amended Facility, the proceeds of any such sales will be used to permanently reduce balances outstanding under the Term Loans and the Revolving Credit Facility, on a pro-rata basis. There can be no assurance that the Company will secure satisfactory offers for any business unit or that some business units will not be sold at a loss.

   For the six months ended June 30, 2002, the Company generated $6.7 million of cash from operating activities, compared to $55.4 million for the six months ended June 30, 2001. Operating cash flow before changes in working capital and other operating accounts for the six months ended June 30, 2002 provided $20.7 million compared to $77.9 million for the six months ended June 30, 2001. The decrease in 2002 compared to 2001 is primarily the result of lower profitability levels in 2002. Net changes in working capital and other operating accounts used $14.0 million in the six months ended June 30, 2002, compared to $22.5 million for the same period in 2001. The decrease in working capital usage in 2002 was primarily a result of management focus on working capital management and a general business slowdown.

   For the six months ended June 30, 2002, the Company generated $3.6 million of cash in investing activities, as the $11.5 million of proceeds from the sales of three businesses and other assets more than offset capital expenditures of $7.8 million. The Company used cash in investing activities of $22.8 million during the six months ended June 30, 2001. Capital expenditures in the six months ended June 30, 2002 totaled $7.8 million, compared to $16.4 million for the comparable period in 2001, as management continues to defer discretionary capital spending in 2002.

   The Company used $14.8 million of cash for financing activities in the six months ended June 30, 2002, primarily representing the net repayment of amounts borrowed under the Revolving Credit Facility. Financing activities used cash of $36.1 million in the first six months of 2001, which also primarily represented net debt repayments.

   Borrowings under the Amended Facility bear interest at variable rates, ranging from 2.0% to 4.25% over the Eurodollar Rate (as defined in the Amended Facility) and from 0.50% to 2.75% over the Alternate Base Rate (as defined in the Amended Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio. At June 30, 2002, the applicable margins for borrowings under the Revolving Credit Agreement were 4.00% over the Eurodollar Rate and 2.50% over the Alternate Base Rate.

   The Company has entered into interest rate swap agreements in the aggregate notional amount of $90 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. At June 30, 2002, the Company's ratio of fixed rate debt to total debt was 42% and the weighted average interest rate on its total debt was 9.0%, before considering the aforementioned interest rate swap agreements. After giving effect to the interest rate swap agreements in effect at June 30, 2002, the ratio of fixed rate debt was 53% and the weighted average interest rate on its total debt was 9.2%.

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

   The Company has 256,191 shares of Convertible Preferred Stock outstanding, which are held by Apollo. The Convertible Preferred Stock, if not otherwise converted, is redeemable in 2012, and is entitled to receive an annual dividend of 7.25% payable quarterly. Under the terms of the Convertible Preferred Stock Agreement, until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated, at the option of the Company. However, the Amended Facility prohibits the payment of cash dividends, which the Convertible Preferred Stock Agreement requires beginning in April 2003. As a result, the Company will, in all likelihood, not make its cash dividend payment in April 2003. If the Company does not make its cash dividend payment in April 2003, the dividend rate on the Convertible Preferred Stock will increase to an annual rate of 9.25%, and Apollo will have the right to appoint additional directors to the Company's Board of Directors such that the Apollo-appointed directors would constitute a majority of the Board of Directors. However, such events will not trigger a right of acceleration of the Company's redemption obligation under the Convertible Preferred Stock or any of its debt instruments. The Convertible Preferred Stock is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances.

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

   The Company is occasionally required to post letters of credit generally issued by a bank as collateral under certain insurance programs or, on occasion, to ensure performance under contracts. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. Generally, a letter of credit is released when the Company has performed its obligations that the letter of credit is securing. To date, the Company has not had a claim made against a letter of credit that resulted in a payment made by an issuer or the Company to the holder.

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

   The Company performs contracting services related to new construction in a variety of industries including, among others, automotive, heavy industrial, commercial real estate development, residential housing, retail, healthcare, education, government/institutional, petrochemical refining, data and telecommunications, and sports and entertainment. Consequently, management believes that a temporary slowdown in new construction related to any one of these industries would not likely have a significant impact on the Company's financial condition. However, concurrent downturns in new construction in multiple industries or geographic regions, or prolonged slowdowns (such as the Company is currently experiencing) in specific industries or geographic regions, could have (and have had) a negative impact on the Company's business, including its financial condition, results of operations and liquidity.

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

   Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized a charge of $451.9 million, or $7.04 per share, net of tax benefit of $48.2 million, at January 1, 2002, which is shown as a cumulative effect of a change in accounting principle in the consolidated condensed statement of operations. This non-cash impairment charge has no impact on the calculation of financial covenants under the Company's debt agreements.

   Also as prescribed by SFAS No. 142, the Company reclassified the unamortized balance of its acquired dedicated workforce, which was $5.6 million at January 1, 2002, from intangible assets to goodwill. See Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion.

   In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, for the disposal of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company adopted the provisions of SFAS No. 144, as required, effective January 1, 2002. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further discussion.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe their applicability under changed conditions. This statement requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The Company must adopt the provisions of SFAS No. 145 on January 1, 2003. Management does not believe that the adoption of SFAS No. 145 will have a material impact on the Company's financial position or results of operations.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that exit or disposal costs be recorded when they are "incurred." Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. The Company must adopt the provisions of SFAS No. 146 on January 1, 2003. Management does not believe that the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

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

   Particularly in connection with larger construction contracts, the Company is often required to post bid or performance bonds issued by a financial institution known as a surety. The surety industry has become an unsettled and volatile market in recent months, in the aftermath of certain notable corporate bankruptcies with significant surety exposure, other recent loss exposures and other factors. Collectively, these events have caused certain reinsurers and sureties to reevaluate their committed levels of underwriting and required returns. The ultimate impact of these developments, if any, on the surety market in general, or the Company specifically, cannot be determined at this time. Historically, as needed in the normal course of operations, the Company has been able to secure bid and performance bonds. The Company continues to seek opportunities to expand its surety relationships and monitors bonding requests from its business units in order to manage the dollar volume and optimize the value of outstanding surety bonds. Given the uncertainty in the current surety market, there can be no assurance that the Company's available bonding capacity will be sufficient to satisfy its future bonding requirements.

   The Company has grown substantially by acquiring other companies in its industry. The Company's future success depends in part on its ability to integrate the businesses it has acquired into one enterprise with a common operating plan. Most of these acquired businesses have recently changed or, in certain cases, are in the process of changing their past operating processes and systems, such as accounting, employment, purchasing, sales, estimating and project management. There can be no assurance that the Company will be able to successfully complete the integration of these businesses.

   Included in our customer base are a number of companies involved in the telecommunications industry, including fiber-optic network companies, wireless phone companies and high-speed Internet providers. The telecommunications industry has suffered a significant downturn during the past eighteen months, resulting in numerous bankruptcies involving Company customers. During the six months ended June 30, 2001, the Company recorded $9.8 million in continuing operations and $9.0 million in the discontinued Global Technologies operations to reserve certain accounts receivable from customers in the telecommunications industry. The Company continues to perform services in the telecommunications industry and total net receivables from identified telecommunications customers as of June 30, 2002, were less than $25 million.

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

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has elected three members to the Company's Board of Directors. Under the Investors' Rights Agreement, the Company is required to maintain a debt leverage ratio (total debt to EBITDA, as defined) less than
4.00 to 1. The Company did not maintain a leverage ratio less than 4.00 to 1 during the second quarter of 2002. If such event is deemed both material and intentional, and so long as the requirements of the covenant are not met, Apollo is entitled to appoint additional directors to the Company's Board of Directors such that the Apollo-appointed directors would constitute a majority of the Board of Directors. Not meeting the total debt leverage covenant does not trigger a right of acceleration of the Company's obligations under any of its debt or outstanding preferred stock instruments.

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

Forward Looking Statements

   This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: non-approval by the Company's shareholders of the Apollo Investment; the level of demand for the Company's services by multi-site customers; the level of interest rates, which affects demand for the Company's services and its interest expense; the potential impact of any acquisition, disposition, merger, joint venture or any other significant financial transactions of material financial nature that could occur in the future; working capital requirements; and general economic conditions; as well as other factors listed in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

   The table below provides scheduled principal payment and fair value information about the Company's market-sensitive financial instruments as of June 30, 2002. The Company's major market risk exposure is interest rate volatility. The Company has entered into interest rate swap agreements in the aggregate notional amount of $90 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All items described below are stated in thousands of U.S. dollars. This information constitutes a "forward looking statement."

                                                                                                    Fair Value at
         June 30, 2002             2002     2003     2004     2005     2006    Thereafter   Total   June 30, 2002
         -------------            ------  -------  -------  -------  --------  ---------- --------  -------------
Debt:
   Revolving Credit Facility..... $   --  $    --  $    --  $83,800  $     --   $     --  $ 83,800    $ 83,800
      Average rate (a)...........                               8.3%                           8.3%
   Term Credit Facilities........ $2,000  $ 4,000  $ 4,000  $ 4,000  $280,113   $ 92,285  $386,398    $386,398
      Average rate (a)...........    6.5%     6.5%     6.5%     6.5%      6.5%       6.5%      6.5%
   Senior Subordinated Notes..... $   --  $    --  $    --  $    --  $     --   $335,000  $335,000    $190,950
      Average rate...............                                                   10.5%     10.5%
   Other Borrowings.............. $  494  $ 1,613  $ 2,500  $    --  $     --   $     --  $  4,607    $  4,607
      Average rate...............    9.5%     6.0%     7.5%
Interest Rate Swaps:
   Notional amounts-variable to
    fixed........................ $   --  $50,000  $40,000       --        --         --  $ 90,000    $ (6,491)
   Average pay rate..............     --      6.7%     6.7%      --        --         --       6.7%
   Average receive rate (a)......     --      1.9%     1.9%      --        --         --       1.9%

--------
(a) Represents weighted average rate at June 30, 2002.

                                    PART II

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

   Pursuant to the Investors' Rights Agreement relating to the 7.25% Convertible Preferred Stock of the Company (the "Convertible Preferred Stock"), Apollo Management IV, L.P. and certain of its affiliates ("Apollo"), as holders of all the Convertible Preferred Stock outstanding, were entitled to elect three of the ten directors to be elected to the Board of Directors of the Company at the 2002 Annual Meeting of Shareholders. By written consent, Apollo cast all of its 256,191 shares of Convertible Preferred Stock (21,293,269 shares of common stock equivalent) to elect Andrew Africk, Michael Gross and Scott Kleinman as directors to serve for a term to expire at the 2003 Annual Meeting of Shareholders.

   The Company held its Annual Meeting of Shareholders on June 26, 2002 (the "Annual Meeting") for the purpose of electing seven additional directors for a term expiring at the Company's 2003 Annual Meeting of Shareholders and approving the appointment of independent public accountants for the year 2002. The following summarizes the shareholder voting results.

      (a) Election of directors (in addition to those elected by Apollo) for a term to expire at the 2003 Annual Meeting of Shareholders:

                                             For     Withheld
                                          ---------- ---------
                 Vincent W. Eades........ 73,835,815 1,192,435
                 Joseph M. Ivey, Jr...... 73,753,153 1,275,097
                 Donald L. Luke.......... 73,763,478 1,264,772
                 J. Patrick Millinor, Jr. 68,326,923 6,701,327
                 Lucian L. Morrison...... 73,858,341 1,169,909
                 William M. Mounger, II.. 73,856,706 1,171,544
                 John M. Sullivan........ 73,836,529 1,191,721

      (b) Approval of the appointment of KPMG LLP as independent accountants for Encompass for the year 2002:

                              For     Against Abstain
                              ---     ------- -------
                           73,557,223 987,928 483,099

Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits.

Exhibit
  No.                                        Description of Exhibit
  ---                                        ----------------------

 10.1   Fifth Amendment dated effective as of June 26, 2002 to Credit Agreement dated as of February 22,
        2000 among Encompass, the subsidiaries of Encompass named therein, JPMorgan Chase Bank,
        Wachovia Bank National Association, Bank of America, N.A. and the banks named therein.

 10.2   Securities Purchase Agreement dated as of June 27, 2002 between Encompass and the investors named therein.

   (b) Reports on Form 8-K.

   A Report on Form 8-K was filed on June 28, 2002, whereby the Company filed its press release, announcing, among other things, a stock rights offering and an amendment to the Company's credit facility.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2002
                                              ENCOMPASS SERVICES CORPORATION

                                              By:     /s/ Darren B. Miller
                                                  -----------------------------
                                                        Darren B. Miller
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                  (principal financial officer)

Date: August 14, 2002

                                              By:       /s/ L. Scott Biar
                                                  ------------------------------
                                                    Vice President and Chief
                                                       Accounting Officer
                                                  (principal accounting officer)