Form 10-Q
period 2002-09-30
ENCOMPASS SERVICES CORP
filed 2002-11-08
CIK 1039690

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

               For the quarterly period ended September 30, 2002

                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

              For the transition period from         to

                          Commission File No. 1-13565

                        Encompass Services Corporation
            (Exact name of registrant as specified in its charter)

                       Texas                   76-0535259
                  (State or other
                  jurisdiction of
                 incorporation or           (I.R.S. Employer
                   organization)         Identification Number)

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

   Common Stock, par value $0.001 per share: 64,998,639 shares outstanding as of October 31, 2002.

================================================================================

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

Part I Financial Information

                                                                                              Page
                                                                                              ----
Item 1. Financial Statements.................................................................   3
        Consolidated Condensed Balance Sheets................................................   3
        Consolidated Condensed Statements of Operations......................................   4
        Consolidated Condensed Statement of Shareholders' Equity.............................   5
        Consolidated Condensed Statements of Cash Flows......................................   6
        Notes to Consolidated Condensed Financial Statements.................................   7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  16
Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................  31
Item 4. Controls and Procedures..............................................................  32

Part II Other Information

Item 1. Legal Proceedings....................................................................   *
Item 2. Changes in Securities and Use of Proceeds............................................   *
Item 3. Defaults Upon Senior Securities......................................................  32
Item 4. Submission of Matters to a Vote of Security Holders..................................   *
Item 5. Other Information....................................................................   *
Item 6. Exhibits and Reports on Form 8-K.....................................................  32

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands, except par value)

                                                                                   September 30, December 31,
                                                                                       2002          2001
                                                                                   ------------- ------------
                                      ASSETS                                              (Unaudited)
Current assets:
   Cash and cash equivalents......................................................  $   139,424   $   20,572
   Accounts receivable, net of allowance of $30,672 and $45,344, respectively.....      639,694      728,203
   Inventories....................................................................       21,009       26,128
   Costs and estimated earnings in excess of billings on uncompleted contracts....      109,040      101,719
   Deferred tax assets............................................................       14,310       19,219
   Prepaid expenses and other current assets......................................       36,232       25,880
                                                                                    -----------   ----------
       Total current assets.......................................................      959,709      921,721
Property and equipment, net.......................................................      103,523      124,548
Goodwill, net.....................................................................      100,319    1,285,625
Other intangible assets, net......................................................        7,078       13,529
Deferred tax assets, net of allowance of $39,500 in 2002..........................       11,067           --
Deferred debt issuance costs, net.................................................       20,188       19,577
Other long-term assets............................................................       32,250       36,326
                                                                                    -----------   ----------
       Total assets...............................................................  $ 1,234,134   $2,401,326
                                                                                    ===========   ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current maturities of long-term debt.................  $   917,827   $    4,551
   Accounts payable...............................................................      239,046      269,226
   Billings in excess of costs and estimated earnings on uncompleted contracts....      129,163      159,226
   Accrued compensation...........................................................       65,111       88,578
   Other accrued liabilities......................................................       81,889       75,904
                                                                                    -----------   ----------
       Total current liabilities..................................................    1,433,036      597,485
Long-term debt, net of current portion............................................        4,113      810,263
Deferred tax liabilities..........................................................           --        7,384
Other liabilities.................................................................       19,486       20,461

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, $.001 par value, 50,000 shares
  authorized, 256 shares issued and outstanding...................................      306,066      289,621

Shareholders' equity (deficit):...................................................
   Common stock, $.001 par value, 200,000 shares authorized, 64,999 and 63,793
     shares outstanding, respectively.............................................           67           65
   Additional paid-in capital.....................................................      624,086      622,783
   Retained earnings (accumulated deficit)........................................   (1,138,353)      67,307
   Treasury stock, 1,643 shares at cost...........................................      (10,425)     (10,425)
   Accumulated other comprehensive loss...........................................       (3,942)      (3,618)
                                                                                    -----------   ----------
       Total shareholders' equity (deficit).......................................     (528,567)     676,112
                                                                                    -----------   ----------
       Total liabilities and shareholders' equity (deficit).......................  $ 1,234,134   $2,401,326
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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                        Three Months Ended     Nine Months Ended
                                                                          September 30,          September 30,
                                                                       -------------------  -----------------------
                                                                          2002      2001        2002        2001
                                                                       ---------  --------  -----------  ----------
Revenues.............................................................. $ 838,603  $912,318  $ 2,554,487  $2,882,816
Cost of services......................................................   732,284   796,126    2,221,629   2,414,999
                                                                       ---------  --------  -----------  ----------
    Gross profit......................................................   106,319   116,192      332,858     467,817
Selling, general and administrative expenses..........................    96,696   102,236      289,318     327,122
Provision for doubtful accounts, net of recoveries....................     3,161     1,906        5,170      14,218
Goodwill impairment...................................................   690,853        --      690,853          --
Restructuring and other charges.......................................     8,701        --        8,701          --
Amortization of goodwill..............................................        --     8,985           --      26,976
                                                                       ---------  --------  -----------  ----------
    Operating income (loss)...........................................  (693,092)    3,065     (661,184)     99,501
Other income (expense):...............................................
    Interest income...................................................       188       273          846         708
    Interest expense..................................................   (19,783)  (20,602)     (58,289)    (63,157)
    Other, net........................................................        (6)     (539)       1,400        (672)
                                                                       ---------  --------  -----------  ----------
Income (loss) from continuing operations before income tax provision
 and cumulative effect of change in accounting principle..............  (712,693)  (17,803)    (717,227)     36,380
Income tax provision..................................................    16,577       778       14,016      25,950
                                                                       ---------  --------  -----------  ----------
Income (loss) from continuing operations before cumulative effect of
 change in accounting principle.......................................  (729,270)  (18,581)    (731,243)     10,430
Loss from discontinued operations, net of tax.........................      (827)   (4,336)      (2,730)    (10,756)
Loss on disposal of discontinued operations, net of tax...............    (2,252)  (23,055)      (3,384)    (23,055)
                                                                       ---------  --------  -----------  ----------
Loss before cumulative effect of change in accounting principle.......  (732,349)  (45,972)    (737,357)    (23,381)
Cumulative effect of change in accounting principle, net of tax.......        --        --     (451,858)         --
                                                                       ---------  --------  -----------  ----------
Net loss..............................................................  (732,349)  (45,972)  (1,189,215)    (23,381)
Less convertible preferred stock dividends............................    (5,579)   (5,198)     (16,445)    (15,322)
                                                                       ---------  --------  -----------  ----------
Net loss available to common shareholders............................. $(737,928) $(51,170) $(1,205,660) $  (38,703)
                                                                       =========  ========  ===========  ==========
Basic earnings per share:
    Loss from continuing operations before cumulative effect of
     change in accounting principle................................... $  (11.30) $  (0.37) $    (11.60) $    (0.07)
    Loss from discontinued operations, net of tax.....................     (0.01)    (0.07)       (0.04)      (0.17)
    Loss on disposal of discontinued operations, net of tax...........     (0.04)    (0.36)       (0.05)      (0.36)
                                                                       ---------  --------  -----------  ----------
    Loss before cumulative effect of change in accounting principle...    (11.35)    (0.80)      (11.69)      (0.60)
    Cumulative effect of change in accounting principle, net of tax...        --        --        (7.01)         --
                                                                       ---------  --------  -----------  ----------
    Net loss.......................................................... $  (11.35) $  (0.80) $    (18.70) $    (0.60)
                                                                       =========  ========  ===========  ==========
    Weighted average shares outstanding...............................    65,041    63,730       64,467      63,873
Diluted earnings per share:
    Loss from continuing operations before cumulative effect of
     change in accounting principle................................... $  (11.30) $  (0.37) $    (11.60) $    (0.07)
    Loss from discontinued operations, net of tax.....................     (0.01)    (0.07)       (0.04)      (0.17)
    Loss on disposal of discontinued operations, net of tax...........     (0.04)    (0.36)       (0.05)      (0.36)
                                                                       ---------  --------  -----------  ----------
    Loss before cumulative effect of change in accounting principle...    (11.35)    (0.80)      (11.69)      (0.60)
    Cumulative effect of change in accounting principle, net of tax...        --        --        (7.01)         --
                                                                       ---------  --------  -----------  ----------
    Net loss.......................................................... $  (11.35) $  (0.80) $    (18.70) $    (0.60)
                                                                       =========  ========  ===========  ==========
    Weighted average shares outstanding...............................    65,041    63,730       64,467      63,873

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                 For the Nine Months Ended September 30, 2002
                                (In thousands)
                                  (Unaudited)

                                             Common Stock
                                          ------------------
                                                                          Retained              Accumulated      Total
                                                             Additional   Earnings                 Other     Shareholders'
                                            Shares            Paid-in-  (Accumulated Treasury  Comprehensive    Equity
                                          Outstanding Amount  Capital     Deficit)    Stock        Loss        (Deficit)
                                          ----------- ------ ---------- ------------ --------  ------------- -------------
BALANCE, December 31, 2001...............   63,793     $65    $622,783  $    67,307  $(10,425)    $(3,618)    $   676,112
Shares purchased under stock purchase
 plans...................................    1,206       2       1,303           --        --          --           1,305
Net losses on interest rate swaps, net of
 tax of $1,449...........................       --      --          --           --        --      (2,364)         (2,364)
Reclassification adjustments, net of tax
 of $1,250...............................       --      --          --           --        --       2,040           2,040
Net loss.................................       --      --          --   (1,189,215)       --          --      (1,189,215)
Convertible preferred stock
 dividends...............................       --      --          --      (16,445)       --          --         (16,445)
                                            ------     ---    --------  -----------  --------     -------     -----------
BALANCE, September 30, 2002..............   64,999     $67    $624,086  $(1,138,353) $(10,425)    $(3,942)    $  (528,567)
                                            ======     ===    ========  ===========  ========     =======     ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ----------------------
                                                                                        2002        2001
                                                                                    -----------  ---------
Cash flows from operating activities:
   Net loss........................................................................ $(1,189,215) $ (23,381)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Cumulative effect of change in accounting principle, net of tax.............     451,858         --
       Loss from discontinued operations, net of tax...............................       2,730     10,756
       Loss on disposal of discontinued operations, net of tax.....................       3,384     23,055
       Depreciation and amortization...............................................      28,017     53,032
       Goodwill impairment.........................................................     690,853         --
       Provision for doubtful accounts, net of recoveries..........................       5,170     14,218
       Provision for deferred income taxes.........................................      34,888         --
       Other non-cash charges......................................................       4,120      3,429
       Changes in operating assets and liabilities:................................
          Accounts receivable......................................................      57,578    114,563
          Costs and estimated earnings in excess of billings on uncompleted
            contracts..............................................................      (8,822)     7,464
          Prepaid expenses and other current assets................................       5,018      2,812
          Billings in excess of costs and estimated earnings on uncompleted
            contracts..............................................................     (27,694)   (38,367)
          Accounts payable and accrued liabilities.................................     (43,373)   (25,496)
          Change in other assets and liabilities...................................         975    (15,946)
                                                                                    -----------  ---------
              Net cash provided by operating activities............................      15,487    126,139
                                                                                    -----------  ---------
Cash flows from investing activities:
   Cash paid for acquisitions, net of cash acquired................................        (176)   (11,107)
   Purchases of property and equipment.............................................     (10,238)   (31,929)
   Proceeds from sales of businesses, property and equipment.......................      12,192      5,033
                                                                                    -----------  ---------
              Net cash provided by (used in) investing activities..................       1,778    (38,003)
                                                                                    -----------  ---------
Cash flows from financing activities:
   Net payments on short-term debt.................................................        (288)      (918)
   Payments on long-term debt......................................................    (406,851)  (649,113)
   Proceeds from long-term debt borrowings.........................................     513,200    565,850
   Payment of debt issuance costs..................................................      (4,600)    (5,053)
   Purchase of treasury stock......................................................          --     (9,837)
   Issuance of stock under employee stock purchase and stock option plans..........       1,271      2,389
                                                                                    -----------  ---------
              Net cash provided by (used in) financing activities..................     102,732    (96,682)
                                                                                    -----------  ---------
Net cash flows from discontinued operations........................................      (1,145)     1,859
                                                                                    -----------  ---------
Net increase (decrease) in cash and cash equivalents...............................     118,852     (6,687)
Cash and cash equivalents, beginning of period.....................................      20,572     10,094
                                                                                    -----------  ---------
Cash and cash equivalents, end of period........................................... $   139,424  $   3,407
                                                                                    ===========  =========
Supplemental disclosure of cash flow information:
   Interest paid................................................................... $    43,571  $  54,374
   Income taxes paid (refunded), net...............................................     (11,145)    12,244

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

   The accompanying unaudited consolidated condensed financial statements of the Company have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 2, the Company has announced a proposed restructuring plan that would involve the Company and its subsidiaries filing for protection under Chapter 11 of the U.S. Bankruptcy Code. The ultimate resolution of the proposed restructuring plan and such filings could ultimately have a significant impact on the realizability and carrying values of the assets and liabilities of the Company.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  PROPOSED CAPITAL RESTRUCTURING PLAN

   On October 14, 2002, the Company announced a proposed financial restructuring plan (the "Plan") and issued a Disclosure Statement to certain of its creditors on October 18, 2002, soliciting approval of the Plan. Approval of the Plan would result in the cancellation of all of the Company's 10 1/2% Senior Subordinated Notes, junior subordinated notes, mandatorily redeemable convertible preferred stock (the "Convertible Preferred Stock") and common stock, and a significant portion of its senior bank debt. No assurance can be given that the Plan will be approved or accepted.

   Under the terms of the Plan, (i) trade claims owed to the Company's vendors would be paid in the ordinary course, consistent with the Company's normal business practices and current credit terms, (ii) amounts outstanding under the Company's primary bank credit facility would be exchanged for a new $200 million term loan and 80% of the shares of new common stock in the reorganized Encompass, (iii) the Company's 10 1/2% Senior Subordinated Notes would be exchanged for 20% of the shares of new common stock in the reorganized Encompass and (iv) the Company's junior subordinated notes of $4.1 million, its Convertible Preferred Stock, its common stock and all outstanding stock options and warrants would be canceled without consideration. The Plan contemplates the adoption of a stock option plan and the assumption of substantially all employee agreements and contractual arrangements.

   If sufficient votes to accept the Plan (66.67% of the debt held by each class actually voting and over 50% of the holders of each class actually voting) are received during the solicitation period, which expires November 18, 2002, the Company intends to implement the Plan by way of "prepackaged" filings under Chapter 11 of the U.S.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

Bankruptcy Code and to promptly seek confirmation of the Plan by the U.S. Bankruptcy Court. If the Company does not receive sufficient votes to accept the Plan prior to the deadline, or if the Company determines that it does not have sufficient liquidity to continue to operate through the solicitation period, the Company will be forced to evaluate other available options, most probably filing "traditional" Chapter 11 cases.

   Conditions to the Plan include that the Company secure adequate surety bonding capacity, debtor-in-possession financing with borrowing capacity of up to $100 million (the "DIP Facility") and a revolving credit facility of up to $100 million (the "Exit Facility") to be entered into upon confirmation of the Plan, which would replace the DIP Facility.

   The Plan also contemplates the sales of certain non-strategic and/or under-performing businesses and the delivery of $50 million of net proceeds therefrom (including related tax refunds) to the senior bank lenders by December 31, 2003.

   During the three months ended September 30, 2002, the Company incurred legal and financial advisory fees totaling $1.7 million related to the Plan, which are classified as restructuring and other charges in the accompanying consolidated condensed statements of operations.

3.  GOODWILL IMPAIRMENT AND CHANGE IN ACCOUNTING PRINCIPLE

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

   Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized a charge of $451.9 million, or $7.01 per share, net of tax benefit of $48.2 million, at January 1, 2002, which is shown as a cumulative effect of a change in accounting principle in the consolidated condensed statements of operations. Also as prescribed by SFAS No. 142, the Company reclassified the unamortized balance of its acquired dedicated workforce, which was $5.6 million at January 1, 2002, from intangible assets to goodwill.

   As of September 30, 2002, the Company tested its remaining goodwill for impairment, as a result of the significant adverse changes in the Company's business climate and prospects, attributable in large part to the perceived uncertainties related to the continued financial viability of the Company. Using similar calculation techniques to those used to estimate fair value at January 1, 2002, the Company recognized further goodwill impairment as an operating cost during the third quarter of 2002 of $690.9 million. The income tax benefit related to this impairment charge was $18.7 million. The remaining goodwill balance of $100.3 million is entirely attributable to the Residential Services segment.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


   The carrying amount of goodwill attributable to each reportable operating segment is as follows (in thousands):

                                                    Commercial/
                                                    Industrial  Residential Cleaning
                                                     Services    Services   Systems      Total
                                                    ----------- ----------- --------  ----------
Balance at December 31, 2001....................... $1,101,394   $ 99,126   $ 85,105  $1,285,625
Reclassification of value of dedicated workforce to
  goodwill.........................................      4,430      1,193         --       5,623
Impairment charge upon implementation..............   (448,235)        --    (51,841)   (500,076)
                                                    ----------   --------   --------  ----------
Balance at January 1, 2002.........................    657,589    100,319     33,264     791,172
Impairment charge..................................   (657,589)        --    (33,264)   (690,853)
                                                    ----------   --------   --------  ----------
Balance at September 30, 2002...................... $       --   $100,319   $     --  $  100,319
                                                    ==========   ========   ========  ==========

   The following unaudited pro forma results of operations data for the three-month and nine-month periods ended September 30, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented. Due to the antidilutive impact of stock options and other common stock equivalents, basic and diluted earnings per share are identical for all periods presented.

                                                               Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                              -------------------  ---------------------
                                                                 2002      2001        2002       2001
                                                              ---------  --------  -----------  --------
                                                               (in thousands, except per share amounts)
Net loss as reported......................................... $(732,349) $(45,972) $(1,189,215) $(23,381)
Add: cumulative effect of change in accounting principle, net
  of tax.....................................................        --        --      451,858        --
Add: goodwill amortization...................................        --     8,985           --    26,976
Add: amortization of acquired dedicated workforce............        --       444           --     1,332
Less: tax benefit of deductible goodwill amortization........        --      (497)          --    (1,491)
                                                              ---------  --------  -----------  --------
Adjusted net income (loss)................................... $(732,349) $(37,040) $  (737,357) $  3,436
                                                              =========  ========  ===========  ========
Earnings per share:
Net loss as reported......................................... $  (11.35) $  (0.80) $    (18.70) $  (0.60)
Add: cumulative effect of change in accounting principle, net
  of tax.....................................................        --        --         7.01        --
Add: goodwill amortization...................................        --      0.14           --      0.42
Add: amortization of acquired dedicated workforce............        --      0.01           --      0.02
Less: tax benefit of deductible goodwill amortization........        --     (0.01)          --     (0.02)
                                                              ---------  --------  -----------  --------
Adjusted net loss............................................ $  (11.35) $  (0.66) $    (11.69) $  (0.18)
                                                              =========  ========  ===========  ========

4.  DISCONTINUED OPERATIONS

   In late 2001, the Company decided to exit certain small non-core markets with limited growth potential. Accordingly, during the three months ended March 31, 2002, the Company sold three relatively small, marginally profitable business units in the Northeast region of the Company's Commercial/Industrial Services Group. As of September 30, 2002, the Company sold a fourth Commercial business in the Northeast and a Residential business in Michigan. Aggregate cash proceeds from these sales totaled $10.6 million and notes

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

receivable totaling $0.6 million, resulting in a loss on sale of approximately $3.4 million, net of tax benefit. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted effective January 1, 2002, these business units are classified as discontinued operations. Accordingly, the accompanying consolidated condensed statements of operations reflect the historical, after-tax results of these operations as "Loss from discontinued operations, net of tax". These businesses generated aggregate revenues and operating losses in 2001 of $115.8 million and $1.6 million, respectively.

   In September 2001, the Company discontinued its Global Technologies segment, due to the significant reduction in capital spending in the telecommunications and technology industries in which the Global Technologies segment competed. Aggregate revenues from the discontinued Global Technologies segment and the businesses sold in 2002 were $24.1 million and $166.0 million for the nine months ended September 30, 2002 and 2001, respectively.

5.  DEBT AND RIGHTS OFFERING

   Short- and long-term debt consists of the following (in thousands):

                                                          September 30, December 31,
                                                              2002          2001
                                                          ------------- ------------
Revolving Credit Facility (6.5% and 7.4%, respectively)..   $ 203,200     $ 90,000
Term loans (6.0% and 6.1%, respectively).................     288,863      294,000
Institutional term loan (5.8% and 7.0%, respectively)....      96,535       98,250
101/2% Senior Subordinated Notes.........................     335,000      335,000
Unamortized discount on 10 1/2% Senior Subordinated Notes      (6,378)      (7,100)
Other borrowings.........................................       4,720        4,664
                                                            ---------     --------
                                                              921,940      814,814
Less: short-term borrowings and current maturities.......    (917,827)      (4,551)
                                                            ---------     --------
   Total long-term debt..................................   $   4,113     $810,263
                                                            =========     ========

   Effective June 26, 2002, the Company entered into an amended credit facility (the "Existing Facility"), which provided financial covenant modifications through February 2005. On June 27, 2002, the Company entered into a Securities Purchase Agreement with affiliates of Apollo Management IV, L.P. ("Apollo"), whereby Apollo agreed to purchase $35 million of equity securities of the Company (the "Apollo Investment"), subject to shareholder approval and the terms and conditions of the Securities Purchase Agreement.

   Pursuant to the Existing Facility, the Company was required to sell $35 million of its voting stock to Apollo and to apply $31 million of such proceeds toward permanent reduction of amounts outstanding under the Existing Facility by October 15, 2002. In September 2002, the Company entered into a rights offering in order to effect the Apollo Investment (the "Rights Offering"), whereby holders of common stock, certain options and warrants, and the Convertible Preferred Stock received rights to purchase up to 75 million shares of Company common stock at a cash subscription price of $0.55 per share.

   In late September 2002, the Company became increasingly concerned that the closing of the Rights Offering would not provide adequate liquidity to satisfy the Company's needs. On September 30, 2002, the Company obtained a waiver through October 15, 2002 of certain financial covenants under the Existing Facility, which the Company would have violated but for the waiver. On October 13, 2002, the Company's Board of Directors approved the principal terms of the Plan discussed in Note 2 and voted to terminate the Rights Offering, and on October 16, 2002, Apollo notified the Company that it was terminating the Securities Purchase Agreement. Consequently, in the third quarter of 2002, the Company expensed all transaction costs incurred related to the

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

Securities Purchase Agreement and the Rights Offering. These transaction costs, totaling $7.0 million, consisted primarily of investment banker fees, legal and accounting fees, printing, proxy solicitation and other transaction costs, and are classified as restructuring and other charges in the accompanying consolidated condensed statements of operations.

   The Existing Facility provides for term loans totaling approximately $400 million and a revolving credit facility of $250 million. Borrowings under the Existing Facility bear interest at variable rates, ranging from 2.0% to 4.25% over the Eurodollar Rate (as defined in the Existing Facility) and from 0.50% to 2.75% over the Alternate Base Rate (as defined in the Existing Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio. In addition, the Existing Facility places restrictions upon the Company's ability to pay dividends, make acquisitions and investments and incur capital expenditures and requires debt prepayment with proceeds from future issuances of debt or equity, asset sales and excess cash flow, as defined in the Existing Facility.

   As a result of the Company's termination of the Rights Offering and violation of certain financial covenants, the Company is in default under the terms of the Existing Facility and received formal notice of an event of default on October 16, 2002. As long as such default continues, the Company is prohibited from paying any amounts on its 10 1/2% Senior Subordinated Notes (the "Notes") or any other subordinated indebtedness. The Company did not make the $17.6 million interest payment on the Notes that was due on November 1, 2002, and is prohibited from doing so as a result of the Company's default under the Existing Facility. As a result of the default under the Existing Facility and the cross-default features contained in the indenture governing the Notes, balances outstanding under the Existing Facility and the Notes are classified as current liabilities in the accompanying consolidated condensed balance sheet as of September 30, 2002.

   The Company has entered into interest rate swap agreements in the aggregate notional amount of $90 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. The Company elected not to make aggregate swap interest payments totaling approximately $1.1 million that were due October 21, 2002 and, consequently, the Company is in default under all of its swap agreements. The counterparties to the swap agreements have demanded full settlement of the swaps, including payments totaling approximately $7.3 million in satisfaction of the full liability as of such date. As a result of this default, the Company will discontinue hedge accounting treatment for its interest rate swaps as of October 21, 2002 and will likely charge its accumulated other comprehensive loss of $3.9 million to expense in the fourth quarter of 2002.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has elected three members to the Company's Board of Directors. Under the Investors' Rights Agreement, the Company is required to maintain a debt leverage ratio (total debt to EBITDA, as defined) less than
4.00 to 1. The Company has not maintained a leverage ratio less than 4.00 to 1 during the second or third quarters of 2002. If such event is deemed both material and intentional, and so long as the requirements of the covenant are not met, such event would constitute an "Event of Non-Compliance", as defined in the Statement of Designation. If Apollo were to provide written notice to the Company that an Event of Non-Compliance had occurred, Apollo would then be entitled to appoint additional directors to the Company's Board of Directors such that the Apollo-appointed directors would constitute a majority of the Board of Directors. Apollo has not provided written notification to the Company that an Event of Non-Compliance has occurred.

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

6.  OPERATING SEGMENTS

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

   The Commercial/Industrial Services Group, which is an aggregation of six operating segments organized geographically, provides installation and repair services to the electrical, heating, ventilation and air conditioning ("HVAC"), plumbing, control and monitoring and process piping systems of commercial and industrial facilities. The Residential Services Group provides mechanical, plumbing and other contracting services primarily in single family and low-rise multifamily housing units. The Cleaning Systems Group provides a wide variety of facility cleaning and maintenance management services nationwide. From time to time, management may move business units from one segment to another for management reporting and evaluation purposes.

   The Company evaluates performance based on income from operations before amortization or impairment of goodwill and unallocated restructuring charges and corporate expenses. While amortization or impairment of goodwill is not considered in evaluating segment performance, the goodwill associated with each segment is included in the total assets of each segment.

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

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                       Commercial/
                                       Industrial  Residential Cleaning
                                        Services    Services   Systems   Corporate    Total
                                       ----------- ----------- --------  --------- ----------
                                                           (in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2002:
  Total revenues...................... $  679,605   $ 87,386   $ 71,612  $     --  $  838,603
  Operating costs.....................    678,961     78,401     69,761     5,018     832,141
                                       ----------   --------   --------  --------  ----------
  Segment operating earnings.......... $      644   $  8,985   $  1,851  $ (5,018)      6,462
                                       ==========   ========   ========  ========
  Goodwill impairment.................                                                690,853
  Restructuring and other charges.....                                                  8,701
                                                                                   ----------
  Operating loss......................                                             $ (693,092)
                                                                                   ==========
  Capital expenditures................ $    1,039   $    106   $    689  $    609  $    2,443
  Depreciation and amortization.......      5,402        503      2,002     1,463       9,370

THREE MONTHS ENDED SEPTEMBER 30, 2001:
  Total revenues...................... $  749,252   $ 85,457   $ 77,609  $     --  $  912,318
  Operating costs.....................    748,140     77,706     72,909     1,513     900,268
                                       ----------   --------   --------  --------  ----------
  Segment operating earnings.......... $    1,112   $  7,751   $  4,700  $ (1,513)     12,050
                                       ==========   ========   ========  ========
  Amortization of goodwill............                                                  8,985
                                                                                   ----------
  Operating income....................                                             $    3,065
                                                                                   ==========
  Capital expenditures................ $    4,629   $  1,956   $  6,024  $  3,041  $   15,650
  Depreciation and other amortization.      6,056        568      1,293       901       8,818

NINE MONTHS ENDED SEPTEMBER 30, 2002:
  Total revenues...................... $2,083,820   $250,352   $220,315  $     --  $2,554,487
  Operating costs.....................  2,061,102    225,710    220,577     8,728   2,516,117
                                       ----------   --------   --------  --------  ----------
  Segment operating earnings.......... $   22,718   $ 24,642   $   (262) $ (8,728)     38,370
                                       ==========   ========   ========  ========
  Goodwill impairment.................                                                690,853
  Restructuring and other charges.....                                                  8,701
                                                                                   ----------
  Operating loss......................                                             $ (661,184)
                                                                                   ==========
  Capital expenditures................ $    2,879   $  2,947   $  3,243  $  1,169  $   10,238
  Depreciation and amortization.......     17,167      1,607      4,923     4,320      28,017

NINE MONTHS ENDED SEPTEMBER 30, 2001:
  Total revenues...................... $2,419,505   $246,826   $216,485  $     --  $2,882,816
  Operating costs.....................  2,318,644    224,699    204,618     8,378   2,756,339
                                       ----------   --------   --------  --------  ----------
  Segment operating earnings.......... $  100,861   $ 22,127   $ 11,867  $ (8,378)    126,477
                                       ==========   ========   ========  ========
  Amortization of goodwill............                                                 26,976
                                                                                   ----------
  Operating income....................                                             $   99,501
                                                                                   ==========
  Capital expenditures................ $   16,576   $  2,755   $  8,273  $  4,325  $   31,929
  Depreciation and other amortization.     18,326      1,734      3,714     2,282      26,056

TOTAL ASSETS:
As of September 30, 2002.............. $  791,376   $148,626   $ 53,711  $240,421  $1,234,134
As of December 31, 2001...............  1,980,868    148,394    148,740   123,324   2,401,326

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


7.  EARNINGS PER SHARE

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2002 and 2001. Due to the anti-dilutive impact of stock options and other common stock equivalents, basic and diluted earnings per share data are identical for all periods presented.

                                                             Three Months Ended    Nine Months Ended
                                                               September 30,         September 30,
                                                            -------------------  ---------------------
                                                               2002      2001        2002       2001
                                                            ---------  --------  -----------  --------
                                                             (in thousands, except per share amounts)
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle................. $(729,270) $(18,581) $  (731,243) $ 10,430
Less: convertible preferred stock dividends................    (5,579)   (5,198)     (16,445)  (15,322)
                                                            ---------  --------  -----------  --------
Loss from continuing operations before cumulative effect of
  change in accounting principle available to common
  shareholders.............................................  (734,849)  (23,779)    (747,688)   (4,892)
Loss from discontinued operations..........................      (827)   (4,336)      (2,730)  (10,756)
Loss on disposal of discontinued operations................    (2,252)  (23,055)      (3,384)  (23,055)
Cumulative effect of change in accounting principle........        --        --     (451,858)       --
                                                            ---------  --------  -----------  --------
Loss available to common shareholders...................... $(737,928) $(51,170) $(1,205,660) $(38,703)
                                                            =========  ========  ===========  ========
Basic and diluted earnings per share:
Loss from continuing operations before cumulative effect of
  change in accounting principle........................... $  (11.30) $  (0.37) $    (11.60) $  (0.07)
Loss from discontinued operations..........................     (0.01)    (0.07)       (0.04)    (0.17)
Loss on disposal of discontinued operations................     (0.04)    (0.36)       (0.05)    (0.36)
Cumulative effect of change in accounting principle........        --        --        (7.01)       --
                                                            ---------  --------  -----------  --------
Net loss per share......................................... $  (11.35) $  (0.80) $    (18.70) $  (0.60)
                                                            =========  ========  ===========  ========
Weighted average shares outstanding........................    65,041    63,730       64,467    63,873
                                                            =========  ========  ===========  ========
Common stock equivalents excluded from the computation of
  earnings per share due to their anti-dilutive effect:
Convertible Preferred Stock................................    22,072    20,542       22,072    20,542
Stock options and warrants.................................    14,537    12,500       14,537    12,256

8.  COMPREHENSIVE LOSS

   The following table reconciles net loss to comprehensive loss for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands):

                                                             Three Months          Nine Months
                                                         Ended September 30,   Ended September 30,
                                                         -------------------  ---------------------
                                                            2002      2001        2002       2001
                                                         ---------  --------  -----------  --------
Net loss................................................ $(732,349) $(45,972) $(1,189,215) $(23,381)
Other comprehensive income (loss):
   Cumulative effect attributed to adoption of SFAS 133.        --        --           --    (1,488)
   Net losses on interest rate swaps....................    (1,150)   (2,419)      (2,364)   (4,053)
   Reclassification adjustments.........................       683       436        2,040       944
                                                         ---------  --------  -----------  --------
Total comprehensive loss................................ $(732,816) $(47,955) $(1,189,539) $(27,978)
                                                         =========  ========  ===========  ========

                ENCOMPASS SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


9.  SUBSEQUENT EVENT--PENDING DIVESTITURES

   As of November 1, 2002, the Company has non-binding letters of intent to sell 15 business units for aggregate gross proceeds of approximately $55.9 million in cash and $4.8 million in notes. If definitive agreements are successfully negotiated for all such transactions and all such sales close prior to December 31, 2002 as expected, they are also expected to generate net cash refunds of approximately $24.9 million of taxes paid in previous years. Pursuant to the terms of the Existing Facility (see Note 5), net proceeds from such sales are required to be used to reduce balances outstanding under the Existing Facility. However, the lenders under the Existing Facility have agreed to allow the Company to retain a portion of the net proceeds from certain of these transactions for working capital purposes.

   These businesses expected to be sold have a net book value of approximately $72.4 million at September 30, 2002 and contributed, in the aggregate, $372.7 million and $454.9 million of revenues and $(2.0) million and $4.9 million of operating income(loss) for the nine-month periods ended September 30, 2002 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 INTRODUCTION

   Encompass Services Corporation ("Encompass," or the "Company") is one of the largest providers of facilities services in the United States. The Company provides electrical and mechanical contracting services and cleaning and maintenance management services to commercial, industrial and residential customers nationwide, including construction, installation and maintenance. Encompass operates in three reportable segments: Commercial/Industrial Services, Residential Services and Cleaning Systems. See Note 6 of Notes to Consolidated Condensed Financial Statements for a description of each of these reportable segments.

   A significant portion of the Company's business involves installation of mechanical and electrical systems in newly constructed commercial, industrial and residential facilities. Historically, the construction industry has been highly cyclical, and is in the midst of a significant downturn, along with the general economy. The U.S. Department of Commerce construction reports indicate that private non-residential construction has declined approximately 19% (seasonally adjusted annual rate) from September 2001 to September 2002, with the largest declines in the industrial, office building and hotel sectors. Overcapacity in the industry has resulted in a very competitive pricing environment in many markets, resulting in downward pressure on profit margins. Such depressed conditions have resulted in a substantial decline in non-residential construction spending for 2002, which, in turn, has resulted in slower sales, lower margins and weaker cash flows than originally anticipated. The weaker general economic and industry conditions have had a particularly significant impact on the Company, as a result of the Company's relatively high debt level and limited borrowing capacity.

   Particularly in connection with larger construction contracts, the Company is often required to post bid or performance bonds issued by a financial institution known as a surety. In the last several months, requirements for bonds have extended to smaller construction projects as well, due to market concerns about the Company's financial viability. The Company's ability to obtain adequate bonding has been severely impacted by market factors as well as the Company's poor financial position and lack of liquidity. The Company is currently required to provide significant cash collateral for bonds. Without sufficient bonding capacity, the Company is generally precluded from bidding on and securing construction projects, other than small projects of relatively short duration. With the exception of approximately $20 million of projects for which the Company secured bonding since October 1, 2002, the Company has not secured any significant new construction projects since mid-September 2002. As a result of these bonding constraints and market concerns surrounding the Company's financial viability and the announced Plan, the Company believes that its project backlog, which was approximately $1.3 billion at September 30, 2002, has declined significantly since that time and will continue to decline until the Company is able to secure a meaningful amount of bonding capacity. Consequently, the Company anticipates that revenues in 2003 will be significantly lower than in 2002.

Credit Facility Amendment, Rights Offering and Common Stock

   Effective June 26, 2002, the Company entered into an amended credit facility (the "Existing Facility"), which provided financial covenant modifications through February 2005. On June 27, 2002, the Company entered into a Securities Purchase Agreement with affiliates of Apollo Management IV, L.P. ("Apollo"), whereby Apollo agreed to purchase $35 million of equity securities of the Company (the "Apollo Investment"), subject to shareholder approval and the terms and conditions of the Securities Purchase Agreement.

   Pursuant to the Existing Facility, the Company was required to sell $35 million of its voting stock to Apollo and to apply $31 million of such proceeds toward permanent reduction of amounts outstanding under the Existing Facility by October 15, 2002. In September 2002, the Company entered into a rights offering in order to effect the Apollo Investment (the "Rights Offering"), whereby holders of common stock, certain options and warrants, and the Convertible Preferred Stock received rights to purchase up to 75 million shares of Company common stock at a cash subscription price of $0.55 per share.

   In late September 2002, the Company became increasingly concerned that the closing of the Rights Offering would not provide adequate liquidity to satisfy the Company's needs. On September 30, 2002, the Company obtained a waiver through October 15, 2002 of certain financial covenants under the Existing Facility, which the Company would have violated but for the waiver. On October 13, 2002, the Company's Board of Directors approved the principal terms of the Plan discussed below and voted to terminate the Rights Offering, and on October 16, 2002, Apollo notified the Company that it was terminating the Securities Purchase Agreement.

   On October 1, 2002, the New York Stock Exchange notified the Company that it had permanently halted trading in the Company's common stock and was immediately taking steps to delist it. The Company's common stock currently trades on the over-the-counter market under the symbol "ESVN" and is quoted on the "pink sheets".

Proposed Capital Restructuring Plan

   On October 14, 2002, the Company announced a proposed financial restructuring plan (the "Plan") and issued a Disclosure Statement to certain of its creditors on October 18, 2002, soliciting approval of the Plan. Approval of the Plan would result in the cancellation of all of the Company's 101/2% Senior Subordinated Notes, junior subordinated notes, mandatorily redeemable convertible preferred stock (the "Convertible Preferred Stock") and common stock, and a significant portion of its senior bank debt. No assurance can be given that the Plan will be approved or accepted.

   Under the terms of the Plan, (i) trade claims owed to vendors would be paid in the ordinary course, consistent with the Company's normal business practices and current credit terms, (ii) amounts outstanding under the Company's primary bank credit facility would be exchanged for a new $200 million term loan and 80% of the shares of new common stock in the reorganized Encompass, (iii) the Company's 101/2% Senior Subordinated Notes would be exchanged for 20% of the shares of new common stock in the reorganized Encompass and (iv) the Company's junior subordinated notes of $4.1 million, its Convertible Preferred Stock, its common stock and all outstanding stock options and warrants would be canceled without consideration. The Plan contemplates the adoption of a stock option plan and the assumption of substantially all employee agreements and contractual arrangements.

   If sufficient votes to accept the Plan (66.67% of the debt held by each class actually voting and over 50% of the holders of each class actually voting) are received during the solicitation period, which expires November 18, 2002, the Company intends to implement the Plan by way of "prepackaged" filings under Chapter 11 of the U.S. Bankruptcy Code and to promptly seek confirmation of the Plan by the U.S. Bankruptcy Court. If the Company does not receive sufficient votes to accept the Plan prior to the deadline, or if the Company determines that it does not have sufficient liquidity to continue to operate through the solicitation period, the Company will be forced to evaluate other available options, most probably filing "traditional" Chapter 11 cases. A prolonged bankruptcy period will have a material adverse impact on the Company's business.

   Conditions to the Plan include that the Company will secure adequate surety bonding capacity, debtor-in-possession financing with borrowing capacity of up to $100 million (the "DIP Facility") and a revolving credit facility of up to $100 million (the "Exit Facility") to be entered into upon confirmation of the Plan, which would replace the DIP Facility.

   The Plan also contemplates the sales of certain non-strategic and/or under-performing businesses and the delivery of $50 million of net proceeds therefrom (including related tax refunds) to the senior bank lenders by December 31, 2003.

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

   Company business units enter into contracts primarily through competitive bids, with the final terms and prices often negotiated with the customer. Although the pricing terms and conditions of contracts vary considerably, most of these contracts are known as "fixed-price" (or "lump-sum") contracts, in which the business unit essentially agrees to perform its obligations under the contract for a stated price. Company business units also enter into "cost-plus" contracts (costs incurred plus a stated mark-up percentage or a stated fee) and "time-and-materials" contracts (stated hourly labor rate plus the cost of materials). Fixed-price contracts inherently contain higher risk of loss than the other contract types, but management believes that the Company is generally able to achieve higher gross profit margins on fixed-price contracts as a result of the expertise and experience of its business units in bidding and job performance. No assurance can be given, however, that the Company will not incur significant job losses on contracts in the future.

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

   Accounts receivable collectibility represents another significant accounting policy. Company business units grant credit, generally without collateral, to their customers, which primarily include general contractors, property owners and developers, governmental agencies, educational and medical institutions, and commercial and industrial companies in a variety of industries. The Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company is entitled to payment for work performed and often has certain lien rights that can be attached to the work performed. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when future collection is considered doubtful. Historically, receivables collectibility has not been a significant issue in the facilities services industry, particularly with respect to new construction. However, the current prolonged economic downturn has contributed to higher volume of collectibility issues involving a number of customers, particularly certain customers in the telecommunications and retail sectors. The Company recorded provisions for bad debts totaling $14.2 million from continuing operations during the first nine months of 2001, compared to $5.2 million in the first nine months of 2002. The significant provision in 2001 is primarily attributable to the collapse of the telecommunications industry and, to a lesser extent, the general economic downturn which contributed to financial difficulties of certain customers outside the technology sector.

                             RESULTS OF OPERATIONS

  Three months ended September 30, 2002 compared to three months ended September 30, 2001

   Operating results for the three months ended September 30, 2002 and 2001 are summarized as follows (in millions):

                                     Three Months Ended Three Months Ended
                                     September 30, 2002 September 30, 2001
                                     -----------------  -----------------
                                              Operating          Operating
                                     Revenues  Income   Revenues  Income
                                     -------- --------- -------- ---------
     Commercial/Industrial Services.  $679.6   $   0.6   $749.3    $ 1.1
     Residential Services...........    87.4       9.0     85.4      7.8
     Cleaning Systems...............    71.6       1.9     77.6      4.7
     Corporate......................      --      (5.0)      --     (1.5)
                                      ------   -------   ------    -----
        Subtotal....................   838.6       6.5    912.3     12.1
     Amortization of goodwill.......      --        --       --     (9.0)
     Goodwill impairment............      --    (690.9)      --       --
     Restructuring and other charges      --      (8.7)      --       --
                                      ------   -------   ------    -----
        Total.......................  $838.6   $(693.1)  $912.3    $ 3.1
                                      ======   =======   ======    =====

   Segment Results. Commercial/Industrial Services Group revenues decreased 9% to $679.6 million for the three months ended September 30, 2002 compared to the comparable period in 2001 primarily as a result of the decline in new construction spending, lower revenues from the technology and telecommunications sector, the general economic slowdown and market concerns about the Company's financial viability. Commercial/Industrial Services operating income decreased 42% to $0.6 million in the three months ended September 30, 2002 compared to $1.1 million in the comparable period in 2001, primarily as a result of increased pricing pressures on projects as a result of deteriorating economic conditions in the commercial construction industry. Results for 2001 were negatively impacted by costs related to abnormally complex integration challenges at certain locations, which led to an inordinate number of under-performing projects moving toward closure during the quarter. Residential Services Group revenues increased 2% to $87.4 million and operating income increased 16% to $9.0 million, reflecting increased housing starts in key housing markets. Cleaning Systems Group revenues decreased 8% to $71.6 million primarily as a result of decreased volumes in the group's contract management operations. Cleaning Systems operating income declined 60% to $1.9 million in the three months ended September 30, 2002 compared to $4.7 million in the comparable period in 2001, due primarily to service disruption caused by the bankruptcy filing of a significant retail customer and weak performance in the group's West Coast contract management operations. Net Corporate expenses increased to $5.0 million in the three months ended September 30, 2002 compared to $1.5 million for the same period in 2001, primarily as a result of lower savings being earned on national material purchasing and property/casualty insurance programs, as a result of lower volumes of activity.

   Revenues. Revenues decreased $73.7 million, or 8%, to $838.6 million for the three months ended September 30, 2002 from $912.3 million for the three months ended September 30, 2001. The decrease is primarily attributable to the general deterioration in the overall economic environment and market concerns about the Company's financial viability. The U.S. Department of Commerce construction reports indicate that private non-residential construction declined approximately 19% (seasonally adjusted annual rate) from September 2001 to September 2002.

   Gross profit. Gross profit decreased $9.9 million, or 9%, to $106.3 million for the three months ended September 30, 2002 from $116.2 million for the three months ended September 30, 2001. This decrease in gross profit is primarily due to the lower revenue levels, increased pricing pressures on projects as a result of weaker economic conditions and market concerns about the Company's financial viability. Results for 2001 were negatively impacted by costs related to abnormally complex integration challenges at certain locations, which led to an inordinate number of under-performing projects moving toward closure during the quarter. Gross profit margin was unchanged at 12.7% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

   Selling, general and administrative expenses. Selling, general and administrative expenses decreased $5.5 million, or 5%, to $96.7 million for the three months ended September 30, 2002 from $102.2 million for the three months ended September 30, 2001. The decrease in these expenses is primarily attributable to lower volumes of work than in the prior year period, integration-related cost savings and cost-reduction initiatives. As a percentage of revenues, selling, general and administrative expenses increased to 11.5% for the three months ended September 30, 2002 from 11.2% for the three months ended September 30, 2001. This increased percentage is primarily due to a lower revenue base across which to spread fixed overhead costs.

   Provision for doubtful accounts, net of recoveries. The net provision for doubtful accounts increased $1.3 million from $1.9 million for the three months ended September 30, 2001 to $3.2 million in the three months ended September 30, 2002, as the weaker economy has increased the collectibility risk related to several customers, particularly in the retail sector of the Company's Cleaning Systems segment.

   Goodwill impairment. As of September 30, 2002, the Company tested its goodwill balance for impairment, as a result of the significant adverse changes in the Company's business climate and prospects. As a result of this impairment test, the Company recognized a non-cash goodwill impairment charge of $690.9 million in the third quarter of 2002. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Restructuring and other charges. During the third quarter of 2002, the Company incurred financial and legal advisory fees totaling $1.7 million related to the proposed financial restructuring plan discussed in Note 2 of Notes to Consolidated Condensed Financial Statements. Also, as discussed in
Note 5 of Notes to Consolidated Condensed Financial Statements, in early October the common stock rights offering and the Securities Purchase Agreement with Apollo were terminated. Consequently, in the third quarter of 2002, the Company expensed all costs related to these transactions, totaling $7.0 million. These costs consisted primarily of investment banker fees, legal and accounting fees, printing, proxy solicitation and other transaction costs.

   Amortization of goodwill. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 effective January 1, 2002, the Company recorded no goodwill amortization in 2002. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion. Goodwill amortization for the three months ended September 30, 2001 was $9.0 million.

   Interest expense. Interest expense was $19.8 million for the three months ended September 30, 2002, reflecting a $0.8 million decrease from the three months ended September 30, 2001. Interest expense was lower in 2002 primarily as a result of lower average debt balances, partially offset by the impact of slightly higher interest rates on debt.

   Income tax provision. During the third quarter of 2002, the Company provided a valuation allowance of $39.5 million on its long-term net deferred tax asset, reflecting the uncertainty as to the future realizability of this asset. This charge was partially offset by a $22.9 million net benefit resulting from third quarter 2002 operating losses and the September 2002 goodwill impairment charge. Since the vast majority of the Company's goodwill is not deductible for tax purposes, the tax benefit related to the Company's September 2002 goodwill impairment charge of $690.9 million was only $18.7 million. The net income tax provision for the three months ended September 30, 2001 was $0.8 million. Results for 2001 include amortization of goodwill, the vast majority of which is not deductible for tax.

   Loss from discontinued operations, net of tax. During the three months ended September 30, 2002, the Company recorded a loss, net of tax, of $0.8 million related to the pre-sale operations of the two businesses sold during the third quarter of 2002, and the transition and wind-down of the three business units sold during the first quarter of 2002, compared to a loss, net of tax, from these discontinued operations as well as those of the discontinued Global Technologies segment of $4.3 million for the three months ended September 30, 2001. See Note 4 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Loss on disposal of discontinued operations, net of tax. The Company recorded a loss on the sale of the two business units sold during the third quarter of 2002 of $2.3 million, net of aggregate tax benefit of $0.9 million. These businesses were sold for aggregate cash proceeds of $1.0 million and a note receivable for $0.6 million. See Note 4 of Notes to Consolidated Condensed Financial Statements for further discussion.

  Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

   Operating results for the nine months ended September 30, 2002 and 2001 are summarized as follows (in millions):

                                        Nine Months         Nine Months
                                     Ended September 30, Ended September 30,
                                            2002                2001
                                     -----------------   -----------------
                                               Operating           Operating
                                     Revenues   Income   Revenues   Income
                                     --------  --------- --------  ---------
     Commercial/Industrial Services. $2,083.8   $  22.7  $2,419.5   $100.9
     Residential Services...........    250.4      24.6     246.8     22.1
     Cleaning Systems...............    220.3      (0.2)    216.5     11.9
     Corporate......................       --      (8.7)       --     (8.4)
                                     --------   -------  --------   ------
        Subtotal....................  2,554.5      38.4   2,882.8    126.5
     Amortization of goodwill.......       --        --        --    (27.0)
     Goodwill impairment............       --    (690.9)       --       --
     Restructuring and other charges       --      (8.7)       --       --
                                     --------   -------  --------   ------
        Total....................... $2,554.5   $(661.2) $2,882.8   $ 99.5
                                     ========   =======  ========   ======

   Segment Results. Commercial/Industrial Services Group revenues decreased 14% to $2,083.8 million for the nine months ended September 30, 2002 compared to the comparable period in 2001 primarily as a result of the decline in revenues from the technology and telecommunications sector, the general economic slowdown and market concerns about the Company's financial viability. Commercial/Industrial Services operating income decreased 78% to $22.7 million in the nine months ended September 30, 2002 period compared to the comparable period in 2001, primarily as a result of increased pricing pressures on projects as a result of deteriorating economic conditions in the commercial construction industry, reduced levels of work done for customers in the higher margin technology and telecommunications sector, and job losses totaling $19.8 million on four specific large fixed-price contracts. Residential Services Group revenues increased 1% to $250.4 million, and operating income increased 11% to $24.6 million, reflecting increased housing starts in key housing markets. Cleaning Systems Group revenues increased 2% to $220.3 million primarily as a result of an increased volume of national service contracts. Cleaning Systems operating income declined to a loss of $0.2 million due primarily to bad debt provisions of $3.5 million on financially struggling retail accounts, service disruption caused by the bankruptcy filing of a significant retail customer and weak performance in the group's West Coast contract management operations.

   Revenues. Revenues decreased $328.3 million, or 11%, to $2,554.5 million for the nine months ended September 30, 2002 from $2,882.8 million for the nine months ended September 30, 2001. The decrease is primarily attributable to decreases in revenues from technology and telecommunications customers in the West and Southwest regions of the Company's Commercial/Industrial Services Group, the general deterioration in the overall economic environment and market concerns about the Company's financial viability. The U.S. Department of Commerce construction reports indicate that private non-residential construction declined approximately 19% (seasonally adjusted annual rate) from September 2001 to September 2002.

   Gross profit. Gross profit decreased $134.9 million, or 29%, to $332.9 million for the nine months ended September 30, 2002 from $467.8 million for the nine months ended September 30, 2001. This decrease in gross profit is primarily due to lower revenue levels, increased pricing pressures on projects as a result of weaker economic conditions, reduced levels of work done for customers in the higher margin technology and telecommunications sector and job losses totaling $19.8 million on four specific large fixed-price contracts. Gross profit margin decreased to 13.0% for the nine months ended September 30, 2002 compared to 16.2% for the nine months ended September 30, 2001, for the reasons mentioned above.

   Selling, general and administrative expenses. Selling, general and administrative expenses decreased $37.8 million, or 12%, to $289.3 million for the nine months ended September 30, 2002 from $327.1 million for the nine months ended September 30, 2001. The decrease in these expenses is primarily attributable to lower volumes of work than in the prior year period, integration-related cost savings and cost-reduction initiatives. As a percentage of revenues, selling, general and administrative expenses was unchanged at 11.3% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

   Provision for doubtful accounts, net of recoveries. Provision for doubtful accounts decreased $9.0 million, or 64 %, to $5.2 million in the first nine months of 2002, compared to $14.2 million in the same period of 2001. This decrease is primarily attributable to a $9.8 million charge recorded in the second quarter of 2001 to reserve certain accounts receivable from customers in the telecommunications industry.

   Goodwill impairment. As of September 30, 2002, the Company tested its goodwill balance for impairment, as a result of the significant adverse changes in the Company's business climate and prospects. As a result of this impairment test, the Company recognized a non-cash goodwill impairment charge of $690.9 million in the third quarter of 2002. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Restructuring and other charges. During the third quarter of 2002, the Company incurred financial and legal advisory fees totaling $1.7 million related to the proposed financial restructuring plan discussed in Note 2 of Notes to Consolidated Condensed Financial Statements. Also, as discussed in
Note 5 of Notes to Consolidated Condensed Financial Statements, in early October the common stock rights offering and the Securities Purchase

Agreement with Apollo were terminated. Consequently, in the third quarter of 2002, the Company expensed all costs related to these transactions, totaling $7.0 million. These costs consisted primarily of investment banker fees, legal and accounting fees, printing, proxy solicitation and other transaction costs.

   Amortization of goodwill. In accordance with the provisions of SFAS No. 142 effective January 1, 2002, the Company recorded no goodwill amortization in 2002. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion. Goodwill amortization for the nine months ended September 30, 2001 was $27.0 million.

   Interest expense. Interest expense was $58.3 million for the nine months ended September 30, 2002, reflecting a $4.9 million decrease from the nine months ended September 30, 2001. Interest expense was lower in 2002 primarily as a result of lower average debt balances outstanding partially offset by the impact of higher interest rates on debt.

   Income tax provision. During the third quarter of 2002, the Company provided a valuation allowance of $39.5 million on its long-term net deferred tax asset, reflecting the uncertainty as to the future realizability of this asset. This charge was partially offset by a $25.5 million net benefit resulting from 2002 operating losses and the September 2002 goodwill impairment charge. Since the vast majority of the Company's goodwill is not deductible for tax purposes, the tax benefit related to the Company's September 2002 goodwill impairment charge of $690.9 million was only $18.7 million. The net income tax provision for the nine months ended September 30, 2001 was $26.0 million. Results for 2001 include amortization of goodwill, the vast majority of which is not deductible for tax. After adjusting pre-tax income and the income tax provision (benefit) for these specific items, the effective tax rate for the nine months ended September 30, 2002 was 25.8% compared to 43.3% for the nine months ended September 30, 2001.

   Loss from discontinued operations, net of tax. The Company recorded a combined loss, net of tax, from three business units sold during the first quarter of 2002 and the two units sold during the third quarter of 2002 of $2.7 million for the nine months ended September 30, 2002 compared to a loss, net of tax, from these discontinued operations as well as those of the discontinued Global Technologies segment of $10.8 million for the nine months ended September 30, 2001. See Note 4 of Notes to Consolidated Condensed Financial Statements for further discussion.

   Loss on disposal of discontinued operations, net of tax. The Company recorded a loss on the sale of the five business units sold during 2002 of $3.4 million, net of related income tax benefit of $1.7 million. These businesses were sold for aggregate net proceeds of $11.2 million. See Note 4 of Notes to Consolidated Condensed Financial Statements for further discussion.

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

                        LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations and growth primarily with internally generated funds and borrowings from commercial banks and other lenders. However, as a result of the Company's termination of the Rights Offering and violation of certain financial covenants discussed below, the Company is in default under the Existing Facility and has no additional borrowing capacity under the Existing Facility. The Company intends to restructure its debt obligations in accordance with the Plan discussed above and in Note 2 of Notes to Consolidated Condensed Financial Statements. If sufficient votes to accept the Plan (66.67% of the debt held by each class actually voting and over 50% of the holders of each class actually voting) are received during the solicitation period, which expires November 18, 2002, the Company intends to implement the Plan by way of "prepackaged" filings under Chapter 11 of the U.S. Bankruptcy Code and to promptly seek confirmation of the Plan by the U.S. Bankruptcy Court. If the Company does not receive sufficient votes to accept the Plan prior to the deadline, or if the Company determines that it does not have sufficient liquidity to continue to operate through the solicitation period, the Company will be forced to evaluate other available options, most probably filing "traditional" Chapter 11 cases. As of November 5, 2002, the Company had approximately $76.8 million of operating cash, and intends to utilize such cash to finance its operations, and may provide additional cash collateral for surety bonds, until the Company commences its Chapter 11 filings.

   Under the Existing Facility, the Company is required to maintain compliance with the following financial covenants, measured as of the end of each fiscal quarter: (1) a minimum Fixed Charge Coverage Ratio (as defined); (2) a maximum ratio of senior debt to pro forma EBITDA (as defined); (3) a maximum ratio of Funded Debt (as defined) to pro forma EBITDA (as defined); (4) a minimum amount of Consolidated Net Worth (as defined); and (5) a maximum amount of capital expenditures. In addition, the Existing Facility restricts the Company's ability to pay dividends, make acquisitions and investments and incur capital expenditures and requires debt prepayment with proceeds from future issuances of debt or equity, asset sales and excess cash flow (as defined in the Existing Facility). The Company is currently not in compliance with one or more of these financial covenants. Consequently, all balances outstanding under the Existing Facility are classified as current liabilities as of September 30, 2002.

   The Company intends to sell certain under-performing or non-strategic business units, provided that the Company is able to secure acceptable prices, terms and conditions. As of November 1, 2002, the Company has non-binding letters of intent to sell 15 business units for aggregate gross proceeds of approximately $55.9 million in cash and $4.8 million in notes. If definitive agreements are successfully negotiated for all such transactions and all such sales close prior to December 31, 2002 as expected, they are also expected to generate net cash refunds of approximately $24.9 million of taxes paid in previous years. Collectively, these businesses generated revenues of $372.7 million and $454.9 million and operating income(loss) of $(2.0) million and $4.9 million during the nine-month periods ended September 30, 2002 and 2001, respectively. Pursuant to the terms of the Existing Facility, the net proceeds of any such sales are required to be used to permanently reduce balances outstanding under the Term Loans and the Revolving Credit Facility, on a pro-rata basis. However, the lenders under the Existing Facility have agreed to allow the Company to retain a portion of the net proceeds from certain of these transactions for working capital purposes. There can be no assurance that the Company will secure satisfactory offers for any business unit, that some business units will not be sold at a loss, or that all of the projected tax benefits will be realized.

   For the nine months ended September 30, 2002, the Company generated $15.5 million of cash from operating activities, compared to $126.1 million for the nine months ended September 30, 2001. Operating cash flow before changes in working capital and other operating accounts for the nine months ended September 30, 2002 provided $31.8 million compared to $81.1 million for the nine months ended September 30, 2001. The decrease in 2002 compared to 2001 is primarily the result of lower profitability levels in 2002. Net changes in working capital and other operating accounts used $16.3 million in the nine months ended September 30, 2002, while they provided $45.0 million for the same period in 2001.

   For the nine months ended September 30, 2002, the Company generated $1.7 million of cash in investing activities, as the $12.2 million of proceeds from the sales of five businesses and other assets more than offset capital expenditures of $10.2 million. The Company used cash in investing activities of $38.0 million during the nine months ended September 30, 2001. Capital expenditures in the nine months ended September 30, 2002 totaled $10.2 million, compared to $31.9 million for the comparable period in 2001, as management continues to defer discretionary capital spending in 2002.

   The Company generated $102.7 million of cash from financing activities in the nine months ended September 30, 2002, primarily as a result of net borrowings under the Revolving Credit Facility. Financing activities used cash of $96.7 million in the first nine months of 2001, which primarily represented net debt repayments.

   Borrowings under the Existing Facility bear interest at variable rates, ranging from 2.0% to 4.25% over the Eurodollar Rate (as defined in the Existing Facility) and from 0.50% to 2.75% over the Alternate Base Rate (as defined in the Existing Facility), depending, in each case, on the Company's total debt-to-EBITDA ratio. At September 30, 2002, the applicable margins for borrowings under the Revolving Credit Agreement were 4.00% over the Eurodollar Rate and 2.50% over the Alternate Base Rate. The Company has not made any interest payments due under the Existing Facility since October 31, 2002.

   The Company has entered into interest rate swap agreements in the aggregate notional amount of $90 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All such agreements are with large creditworthy financial institutions and result in the Company paying a fixed rate of interest and receiving a floating rate. After giving effect to the interest rate swap agreements in effect at September 30, 2002, the Company's ratio of fixed rate debt to total debt was 46% and the weighted average interest rate on its total debt was 8.7%. The Company elected not to make aggregate swap interest payments totaling approximately $1.1 million that were due October 21, 2002 and, consequently, the Company is in default under all of its swap agreements. The counterparties to the swap agreements have demanded full settlement of the swaps, including payments totaling approximately $7.3 million in satisfaction of the full liability as of such date. As a result of this default, the Company will discontinue hedge accounting treatment for its interest rate swaps as of October 21, 2002 and will likely charge its accumulated other comprehensive loss of $3.9 million to expense in the fourth quarter of 2002.

   The Company has outstanding $335.0 million of 10 1/2% senior subordinated notes (the "Notes"). The Notes are unsecured and guaranteed by the Company's subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. The Company did not make the $17.6 million interest payment on the Notes that was due on November 1, 2002, and is prohibited from doing so as a result of the Company's default under the Existing Facility. As a result of such default under the Existing Facility and the cross-default features contained in the indenture governing the Notes, balances outstanding under the Notes are classified as current liabilities at September 30, 2002. Pursuant to the terms of the Plan, if the Plan is accepted in its current form, holders of the Notes would receive, in the aggregate, 20% of the shares of new common stock in the reorganized Encompass in exchange for the Notes.

   Pursuant to the terms of the Notes, the Company may redeem the Notes, in whole or in part, at any time on or after May 1, 2004 at specified redemption prices, plus accrued interest. Upon a change of control of the Company (as defined in the indenture for the Notes), the Company will be required to offer to purchase all of the outstanding Notes at 101% of the face amount plus accrued interest. Additionally, the indenture governing the Notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of assets or merge or consolidate with another entity.

   The Company has 256,191 shares of Convertible Preferred Stock outstanding, which are held by Apollo. Pursuant to the terms of the Plan, if the Plan is accepted in its current form, the Convertible Preferred Stock will be canceled without consideration. Under its terms, the Convertible Preferred Stock, if not otherwise converted, is redeemable in 2012, and is entitled to receive an annual dividend of 7.25% payable quarterly. Under the terms of the Statement of Designation related to the Convertible Preferred Stock, until February 22, 2003, dividends on the Convertible Preferred Stock may be paid in cash on a current basis or accumulated, at the option of the Company. However, the Existing Facility prohibits the payment of cash dividends, which the Convertible Preferred Stock agreement requires beginning in April 2003. As a result of this restriction and other matters discussed herein such as the Plan, and the likelihood that the Company will file for bankruptcy protection whether or not the Plan is approved, the Company will not make its cash dividend payment in April 2003. Under its terms, if the Company does not make the Convertible Preferred Stock cash dividend payment in April 2003, the dividend rate will increase to an annual rate of 9.25%, and Apollo will, upon delivery of notice, have the right to appoint additional directors to the Company's Board of Directors such that the Apollo-appointed directors would constitute a majority of the Board of Directors. However, such events will not trigger a right of acceleration of the Company's redemption obligation under the Convertible Preferred Stock or any of its debt instruments. The Convertible Preferred Stock is convertible into shares of the Company's common stock at any time by the holders at a conversion price of $14 per common share, subject to adjustment under certain circumstances.

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

   Particularly in connection with larger construction contracts, the Company is often required to post bid and/or performance bonds issued by a financial institution known as a surety. In the last several months, requirements for bonds have extended to smaller construction projects as well, due to market concerns about the Company's financial viability. Such bonds provide a guarantee to the customer that the Company will perform under the terms of the contract and be able to pay its subcontractors and vendors. If the Company was to fail to perform its obligations under the contract, the customer would have the right to demand payment or services from the surety under the bond. The Company would then be obligated to reimburse the surety for any expenses or outlays that it incurred in the matter. During 2002, the Company has issued $22.0 million in letters of credit and deposited $15.0 million in cash as collateral in support of its current surety bond program.

   The Company's ability to obtain adequate bonding in an already tight market has been severely impacted by the Company's poor financial condition and lack of liquidity. Without sufficient bonding capacity, the Company is generally precluded from bidding on and securing construction projects, other than small projects of relatively short duration. Even if the Company is able to obtain sufficient bonding capacity, it is currently required to provide significant cash collateral for bonds. The Company is currently performing several projects in which it is contractually obligated to provide performance bonds but has not yet done so in order to conserve its cash. Failure to provide bonds in these circumstances could result in defaults by the Company under such contracts. Total receivables and underbillings on such projects was believed to be less than $5 million at September 30, 2002.

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

   Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized a charge of $451.9 million, or $7.01 per share, net of tax benefit of $48.2 million, at January 1, 2002, which is shown as a cumulative effect of a change in accounting principle in the consolidated condensed statements of operations. Also as prescribed by SFAS No. 142, the Company reclassified the unamortized balance of its acquired dedicated workforce, which was $5.6 million at January 1, 2002, from intangible assets to goodwill. See Note 3 of Notes to Consolidated Condensed Financial Statements for further discussion.

   In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, for the disposal of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company adopted the provisions of SFAS No. 144, as required, effective January 1, 2002. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further discussion.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe their applicability under changed conditions. This statement requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The Company must adopt the provisions of SFAS No. 145 on January 1, 2003. Management does not believe that the adoption of SFAS No. 145 will have a material impact on the Company's financial position or results of operations.

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

Risk Factors

   On October 14, 2002, the Company announced the Plan and issued a Disclosure Statement to certain of its creditors on October 18, 2002, soliciting approval of the Plan. Approval of the Plan would result in the cancellation of all of the Company's Notes, junior subordinated notes, Convertible Preferred Stock and common stock, and a significant portion of its senior bank debt. No assurance can be given that the Plan will be approved or accepted.

   Under the terms of the Plan, (i) trade claims owed to the Company's vendors would be paid in the ordinary course, consistent with the Company's normal business practices and current credit terms, (ii) amounts outstanding under the Existing Facility would be exchanged for a new $200 million term loan and 80% of the shares of new common stock in the reorganized Encompass, (iii) the Notes would be exchanged for 20% of the shares of new common stock in the reorganized Encompass and (iv) the Company's junior subordinated notes of $4.1 million, its Convertible Preferred Stock, its common stock and all outstanding stock options and warrants would be canceled without consideration. The Plan contemplates the adoption of a stock option plan and the assumption of substantially all employee agreements and contractual arrangements.

   If sufficient votes to accept the Plan (66.67% of the debt held by each class actually voting and over 50% of the holders of each class actually voting) are received during the solicitation period, which expires November 18, 2002, the Company intends to implement the Plan by way of "pre-packaged" filings under Chapter 11 of the U.S. Bankruptcy Code and to promptly seek confirmation of the Plan by the U.S. Bankruptcy Court. If the Company does not receive sufficient votes to accept the Plan prior to the November 18 deadline, or if the Company determines that it does not have sufficient liquidity to continue to operate through the solicitation period, the Company could nevertheless commence "traditional" Chapter 11 cases, in which case the Company could continue to operate its business, but would become subject to the numerous restrictions imposed on debtors-in-possession by the Bankruptcy Code. The Company could have difficulty sustaining operations in the face of high costs, erosion of customer confidence, loss of key employees, difficulty in obtaining performance bonds and general liquidity difficulties that could result if the Company remained in Chapter 11 for a protracted length of time.

   While the Company hopes that a Chapter 11 filing solely for the purpose of implementing an agreed-upon restructuring would be of short duration and would not be seriously disruptive to its business, the Company cannot be certain that this would be the case. Although the Plan is designed to minimize the length of the Chapter 11 cases, it is impossible to predict with certainty the amount of time that the Company might spend in Chapter 11 or to assure that the Plan will be accepted or confirmed.

   Even if the Plan is confirmed on a timely basis, a prolonged Chapter 11 proceeding could have an adverse effect on the Company's business. Among other things, it is possible that a protracted bankruptcy proceeding could adversely affect relationships with key suppliers, customers or employees, the Company's ability to receive payment for work performed on its normal terms or the Company's ability to secure bid and performance bonds.

   The Company's ability to satisfy its post-restructuring debt obligations and other cash needs will depend on, among other things, the Company's future operating performance, as well as its ability to sell non-core and under-performing business units. The Company's future operating performance will depend on the Company's ability to maintain its existing customer base, expand service offerings, secure bid and performance bonds and attract new customers. As a result of market concerns about the uncertainties surrounding the Company's financial viability and the announced Plan, the Company believes that its project backlog, which was approximately $1.3 billion at September 30, 2002, has declined significantly since that time and will continue to decline until the Company is able to secure a meaningful amount of bonding capacity. Consequently, the Company anticipates that revenues in 2003 will be significantly lower than in 2002. In addition, the Company's future operating performance will depend on economic, competitive, regulatory, legislative and other factors affecting its business that are beyond the Company's control. The Company's future operating results are difficult to project and may be affected by a number of factors, including general economic conditions, the Company's ability to maintain adequate relationships with key customers, suppliers and employees through this period of financial distress, the level of new construction of commercial and industrial facilities, commercial demand for replacement of electrical, HVAC and plumbing systems, new housing starts, the availability of qualified labor and project management personnel, continued availability of surety bonding and other factors in areas in which the Company operates.

   Particularly in connection with larger construction contracts, the Company is often required to post bid or performance bonds issued by a financial institution known as a surety. In the last several months, requirements for bonds have extended to smaller construction projects as well, due to market concerns about the Company's financial viability. The surety industry has become an unsettled and volatile market in recent months, in the aftermath of certain notable corporate bankruptcies with significant surety exposure, other recent loss exposures and other factors. Collectively, these events have caused certain reinsurers and sureties to reevaluate their committed levels of underwriting and required returns. The ultimate impact of these developments, if any, on the surety market in general cannot be determined at this time. The Company's ability to obtain adequate bonding, however, has been severely impacted by these factors and the Company's poor financial position and lack of liquidity. If the Company is unable to arrange sufficient bonding capacity to satisfy its future bonding requirements, the Company may continue to be generally precluded from bidding on and securing construction projects, other than small projects of relatively short duration. Even if the Company is able to obtain sufficient bonding capacity, it will likely be required to provide a significant amount of cash collateral. Inability to secure construction contracts would have a material adverse effect on the level of cash generated by the Company's operations. There can be no assurance that the Company will be able to reach agreement with its surety providers on terms for the provision of such bonds or whether such terms will be satisfactory to the Company, or whether the Company will be able to secure surety bonding capacity adequate to achieve its financial projections.

   Many of the Company's customer contracts have termination clauses permitting the customer to cancel the contract on less than 90 days' notice. The Company may not be able to keep customers from exercising their rights to terminate their contracts prior to the contract expiration date. Early contract terminations would reduce the level of ongoing business activity and could adversely impact the Company's profitability and cash available for debt service. During the month of October, the Company has experienced more cancellations of contracts than usual, as a result of market concerns surrounding the Company's financial viability and the Plan.

   A substantial portion of the Company's installation contracts are "fixed price" contracts. The terms of these contracts require the Company to guarantee the price of services it provides and assume the risk that the costs to perform the services will be greater than anticipated. The Company's profitability on these contracts is therefore dependent on its ability to reasonably predict the costs associated with the projects. These costs may be affected by a variety of factors, some of which may be beyond the Company's control. If the Company is unable to reasonably predict the costs of fixed price contracts, certain projects could generate lower profit margins than anticipated or even generate losses. In either event, the level of the Company's earnings may decline.

   The construction industry has always been subject to unusual risks, including unforeseen conditions encountered during construction, the impact of inflation upon costs and financing requirements of clients and changes in political and legal circumstances. Other risks include the failure of third party project participants to obtain required permits or to perform essential functions on a timely basis, the failure of local governing authorities to take certain necessary actions, opposition by community groups or other third parties in the locality of a project or its development, and the failure to obtain adequate financing for the project. All of these risks expose the Company to uncertainties in the performance of contracts.

   The Company's future success depends in part on its ability to integrate the businesses it has acquired into one enterprise with a common operating plan. Most of these acquired businesses have recently changed or, in certain cases, are in the process of changing their past processes and systems, such as accounting, employment, purchasing, sales, estimating and project management. The Company may not be successful in efforts to integrate acquired businesses or monitor their performance. If the Company is unable to do so, or if the Company incurs delays or unusual costs in doing so, its operating costs could increase and its profitability could decrease.

   Historically, the Company's customer base has included a number of companies involved in the telecommunications industry, including fiber-optic network companies, wireless phone companies and high-speed Internet providers. The telecommunications industry has suffered a significant downturn during the past two years, resulting in numerous bankruptcies involving Company customers. During the nine months ended September 30, 2001, the Company recorded $9.8 million in continuing operations and $14.0 million in the discontinued Global Technologies operations to reserve certain accounts receivable from customers in the telecommunications industry. Although the Company continues to perform services in the telecommunications industry, total net receivables from identified telecommunications customers as of September 30, 2002, were less than $25 million.

   Pursuant to the Statement of Designation related to the Convertible Preferred Stock and the Investors' Rights Agreement between Apollo and the Company, Apollo currently has elected three members to the Company's Board of Directors. Under the Investors' Rights Agreement, the Company is required to maintain a debt leverage ratio (total debt to EBITDA, as defined) less than
4.00 to 1. The Company did not maintain a leverage ratio less than 4.00 to 1 during the second or third quarters of 2002. If such event is deemed both material and intentional, and so long as the requirements of the covenant are not met, such event would constitute an "Event of Non-Compliance," as defined in the Statement of Designation. If Apollo were to provide written notice to the Company that an Event of Non-Compliance had occurred, Apollo would then be entitled to appoint additional directors to the Company's Board of Directors such that the Apollo-appointed directors would constitute a majority of the Board of Directors. Apollo has not provided written notification to the Company that an Event of Non-Compliance has occurred.

   Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not rely solely on historical trends to anticipate future results.

Forward Looking Statements

   This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flows or concerning the Plan are forward-looking statements. Forward-looking statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. The Company can give no assurance that such expectations will prove to be correct. Factors that could cause the Company's results to differ materially from current expectations include: failure of the Company's senior lenders, bondholders or other constituencies to approve the Plan; failure of the Company's surety providers to continue to provide bonds; failure by the Company's vendors to maintain existing credit terms; the level of demand for the Company's services by multi-site customers; the level of interest rates, which affects demand for the Company's services and its interest expense; the potential impact of any acquisition, disposition, merger, joint venture or any other significant financial transactions that could occur in the future; working capital requirements; and general economic conditions; as well as other factors listed in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

   The table below provides scheduled principal payment and fair value information about the Company's market-sensitive financial instruments as of September 30, 2002. The Company's major market risk exposure is interest rate volatility. The Company has entered into interest rate swap agreements in the aggregate notional amount of $90 million to manage its mix of fixed and floating rate debt to partially hedge its exposure to potential fluctuations in interest rates. All items described below are stated in thousands of U.S. dollars. This information constitutes a "forward looking statement."

   The Revolving Credit Facility expires in 2005, the Term Credit Facilities mature in 2006 and 2007 and the Notes are due in 2009. As discussed in Note 5 of Notes to Consolidated Condensed Financial Statements, as a result of the default under the Existing Facility, non-compliance with certain financial covenants as of September 30, 2002, and non-compliance with the terms of the Notes, amounts outstanding under the Existing Facility and the Notes and are classified as current liabilities as of September 30, 2002. Consequently, for purposes of this disclosure, all amounts related to these facilities are shown with scheduled principal payments in 2002.

                                                                           Fair Value at
                                     2002      2003     2004     Total   September 30, 2002
                                   --------  -------  -------  --------  ------------------
Debt:
Revolving Credit Facility......... $203,200  $    --  $    --  $203,200       $203,200
   Average rate (a)...............      6.5%                        6.5%
Term Credit Facilities............ $385,398  $    --  $    --  $385,398       $385,398
   Average rate (a)...............      5.9%                        5.9%
Notes............................. $335,000  $    --  $    --  $335,000       $ 36,850
   Average rate...................     10.5%                       10.5%
Other Borrowings.................. $    607  $ 1,613  $ 2,500  $  4,720       $  4,720
   Average rate...................      9.5%     6.0%     7.5%
Interest Rate Swaps:
Notional amounts-variable to fixed $     --  $50,000  $40,000  $ 90,000       $ (7,270)
   Average pay rate...............       --      6.7%     6.7%      6.7%
   Average receive rate (a).......       --      1.9%     1.9%      1.9%

--------
(a) Represents weighted average rate at September 30, 2002.

Item 4.  Controls and Procedures.

       a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934.

       b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation of disclosure controls and procedures.

                                    PART II

                               OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

       The Company is currently in default under the terms of the Existing Facility and under the indenture governing the Notes. See Note 5 of Notes to Consolidated Condensed Financial Statements, included herein under Part I, Item 1, for further discussion.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits.

Exhibit No.                                       Description of Exhibits
-----------                                       -----------------------
   99.1.... Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2.... Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

       A Report on Form 8-K was filed on July 16, 2002 pursuant to "Item 5. Other Events", whereby the Company filed its press release dated July 16, 2002, announcing the subscription price for its proposed $72.5 million equity offering.

       A Report on Form 8-K was filed on August 12, 2002 pursuant to "Item 5.
       Other Events"      , whereby the Company announced that its Principal
       Executive Officer and Principal Financial Officer submitted to the Securities and Exchange Commission sworn statements pursuant to the SEC's Order No. 4-460.

       A Report on Form 8-K was filed on August 14, 2002 pursuant to "Item 9. Regulation FD Disclosure", whereby the Company filed copies of the certifications of its Chief Executive Officer and its Chief Financial Officer relating to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
       Section 1350, Chapter 63 of Title 18, United States Code).

       A Report on Form 8-K was filed on August 15, 2002 pursuant to "Item 5. Other Events", whereby the Company filed its press release dated August 14, 2002, announcing the record date for the special meeting and rights offering.

       A Report on Form 8-K was filed on September 4, 2002 pursuant to "Item 5. Other Events", whereby the Company filed its press release dated September 3, 2002, announcing the revised record date for the special meeting and rights offering.

       A Report on Form 8-K was filed on September 17, 2002 pursuant to "Item
       5. Other Events", whereby the Company filed its press release dated September 17, 2002, announcing the date for its special meeting of shareholders and the commencement of its rights offering.

       A Report on Form 8-K was filed on October 1, 2002 pursuant to "Item 5. Other Events", whereby the Company filed its press release dated October 1, 2002, announcing that it had received a waiver from its senior lenders relieving it from compliance with the financial covenants contained in its senior credit facility through October 15, 2002.

       A Report on Form 8-K was filed on October 4, 2002 pursuant to "Item 5. Other Events", whereby the Company filed its press release dated October 3, 2002, announcing that the New York Stock Exchange had suspended trading of the Company's common stock and had notified the Company that it would submit an application to the SEC to delist the common stock from trading on the exchange due to the abnormally low selling price of the Company's common stock.

       A Report on Form 8-K was filed on October 15, 2002 pursuant to "Item 5. Other Events", whereby the Company filed its press release dated October 14, 2002, announcing its proposed financial restructuring plan, canceling its Special Meeting of Shareholders scheduled for October 15, 2002 and terminating its previously announced rights offering.

       A Report on Form 8-K was filed on October 18, 2002 pursuant to "Item 9. Regulation FD Disclosure", whereby the Company announced that it was commencing the solicitation of its creditors for approval of its proposed financial restructuring plan.

       A Report on Form 8-K was filed on November 1, 2002 pursuant to "Item 5. Other Events", whereby the Company announced that would not make the scheduled interest payment due November 1, 2002 on its 10 1/2% Senior Subordinated Notes due 2009.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENCOMPASS SERVICES CORPORATION

                                                    /S/ DARREN B. MILLER
                                          By:___________________________________
   Date: November 8, 2002
                                                      Darren B. Miller
                                              Senior Vice President and Chief
                                                     Financial Officer
                                                (duly authorized officer and
                                                principal financial officer)

                                                     /S/ L. SCOTT BIAR
                                          By: __________________________________
   Date: November 8, 2002
                                                       L. Scott Biar
                                                  Vice President and Chief
                                                     Accounting Officer
                                               (principal accounting officer)

                                CERTIFICATIONS

I, Joseph M. Ivey, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Encompass Services Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

  /S/ JOSEPH M. IVEY
-------------------------
Joseph M. Ivey
President and Chief Executive Officer

I, Darren B. Miller, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Encompass Services Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

  /S/ DARREN B. MILLER
-------------------------
Darren B. Miller
Senior Vice President and Chief Financial Officer